Form 10QSB
period 2000-03-31
TECHNOLOGY SYSTEMS INTERNATIONAL INC /FL/
filed 2000-06-22
CIK 1101688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 2000
                                               --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________

                         Commission File Number: 0-30611
                                                 -------

                     Technology Systems International, Inc.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            Florida                                     52-2137517
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     2 Field Court, Wrightstown, New Jersey
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (609) 723-3200
                            ------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
             (Former Name, former address and former fiscal year, if
                              changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,475,000 Common Stock as of June 20, 2000.

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

                  Balance Sheets as of March 31, 2000

                  Statements of Operations from inception to March 31, 2000.

                  Consolidated Statements of Cash Flows from inception to March 31, 2000.

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis and Plan of Operations


PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Technology Systems International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results from inception to March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes found in the Company's registration statement on Form 10-SB.

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2000
(UNAUDITED)


ASSETS

Cash                                                                  $   1,789
Marketable securities, at market [Cost $16,133]                          12,660
Prepaid offering costs                                                    3,893
Patent costs, net of $13,467 amortization                                63,369
                                                                      ---------
    TOTAL ASSETS                                                      $  81,711
                                                                      =========






LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $  10,562

Stockholders' equity
    Common stock - authorized 25,000,000 shares,                          4,475
    issued and outstanding 4,475,000 shares,
    par value $.001; Preferred stock -
    authorized 5,000,000 shares, no shares
    issued or outstanding, par value $.001
Additional paid-in capital                                              155,941
Deficit accumulated during the development stage                        (89,267)
                                                                      ---------
                                                                         71,149
                                                                      ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  81,711
                                                                      =========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE PERIOD FROM NOVEMBER 23,1998 (DATE OF INCEPTION)
TO MARCH 31, 2000
(UNAUDITED)


Revenues                                                            $         0



Expenses
    General and administrative expenses                                  80,465

Other income
    Investment (loss), net of expenses                                   (8,802)
                                                                    -----------
Net (loss) and accumulated deficit                                  $   (89,267)
                                                                    ===========




Basic and diluted (loss) per common share                           $     (0.02)
                                                                    ===========

Basic and diluted weighted average common shares outstanding          4,266,000
                                                                    ===========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM NOVEMBER 23,1998 (DATE OF INCEPTION)
TO MARCH 31, 2000 (UNAUDITED)



                                                                                  Deficit
                                                                                Accumulated
                                                                    Additional  During The
                                                         Common      Paid-In    Development
                                             Shares       Stock      Capital       Stage
                                            ---------   ---------   ----------  -----------
Balance At Date Of Inception
     November 23, 1998                             --   $      --   $      --   $      --

Common stock purchased upon
     incorporation                          2,625,000       2,625          --          --

Common stock issued for patent technology
     purchased December 1998                  250,000         250      57,541          --

Net proceeds from sale of common stock
     completed January 1999                   600,000         600      49,400          --

Common stock issued for consulting
     services - April 1999                  1,000,000       1,000      49,000          --

Deficit accumulated during the
     development stage                             --          --          --     (89,267)
                                            ---------   ---------   ---------   ---------

Balance at March 31, 2000                   4,475,000   $   4,475   $ 155,941   $ (89,267)
                                            =========   =========   =========   =========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 23,1998 (DATE OF INCEPTION)
TO MARCH 31, 2000
(UNAUDITED)


CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
--------------------------------------------------
Deficit accumulated during the development stage                      $ (89,267)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
    Amortization                                                         13,682
    Unrealized depreciation in value of investments                       3,473
    Increase in accounts payable and accrued expenses                    10,562
    Common stock issued for consulting services                          50,000
                                                                      ---------
             NET CASH (USED) BY OPERATING ACTIVITIES                    (11,550)
                                                                      ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
--------------------------------------------------
Purchases of marketable securities, net of sales                        (16,133)
Organizational costs                                                       (215)
Capitalized patent legal fees                                           (19,045)
                                                                      ---------
             NET CASH (USED) BY INVESTING ACTIVITIES                    (35,393)
                                                                      ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
--------------------------------------------------
Net proceeds from sale of common stock                                   52,625
Prepaid offering costs incurred                                          (3,893)
                                                                      ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                   48,732
                                                                      ---------

NET INCREASE IN CASH AND EQUIVALENTS - MARCH 31, 2000                 $   1,789
                                                                      =========

SCHEDULE OF NONCASH ACTIVITIES
    Common stock issued for purchase of patent technology             $  57,791
    Common stock issued for consulting services                          50,000
                                                                      ---------
                                                                      $ 107,791
                                                                      =========

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
To March 31, 2000


Note 1 - Summary Of Significant Accounting Policies
---------------------------------------------------

Business And Organization

Technology Systems International, Inc. (a development stage company) (also referred to as "TSI, Inc.") is a Florida corporation incorporated on November 23, 1998 for the purpose of marketing the "Safe Shopper"[TM] technology which was acquired from an affiliated party. Management believes that this United States approved patented technology provides an accurate, safe and cost effective method for transmitting credit card and personal data over standard telephone lines in consumer/merchant transactions. The Safe Shopper[TM] is designed to either be attached to a telephone or incorporated as in internal part of the telephone. This technology operates through a standard credit card being swiped through the credit card reader on the Safe Shopper[TM] which is then transmitted to the merchant on the same telephone line which the person is communicating with the merchant. The merchant can then transmit this information to the merchant's banking institution who would then clear the credit card transaction. Management believes that this technology, which allows the merchant to capture the consumer's credit information electronically, will significantly reduce merchant's susceptibility to credit card chargebacks and fraud in addition to providing smaller businesses the availability of this service without the typical barriers of entry for small businesses attempting to set up merchant credit card accounts at various institutions.

Although organized in November 1998, the Company has only recently commenced operations. To-date, the Company has not executed any marketing or licensing agreements for its acquired technology nor are there earned revenues nor are there any assurances the Company will be able to do so. Accordingly, the Company is considered in the development stage and the accompanying financial statements represent those of a development stage enterprise.

A working prototype of the Safe Shopper[TM] has been manufactured; the company is seeking to license this technology including its production and develop a comprehensive marketing plan for this innovative product. As part of this effort, the Company seeks to establish a joint venture with participants in the credit card or merchant banking industry through which the company would license the Safe Shopper[TM] technology to such companies. A United States patent for the "Personal Reader Technology Capture Transfer Technology" integrated into the Safe Shopper [TM] was granted on November 17, 1998 and the international patents are pending.

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
To March 31, 2000

Note 1 - Summary Of Significant Accounting Policies - Continued
---------------------------------------------------------------

Business And Organization - Continued

Although the Company has received a domestic patent on its technology in addition to patents pending in certain foreign markets, there is only limited proprietary protection as to its products. Accordingly, the Company may not be able to secure meaningful proprietary protection relevant to its method of business operations as there are no unique barriers for others to emulate the Company's methods of operations except for those barriers and limitations confronting anyone engaged in undertaking innovative activities and obtaining credibility in this emerging industry. In addition, there can be no assurance the Company's products can be successfully marketed, or that any or all of the products will be commercially accepted. Even if commercial acceptance is received, the appeal of the Company's products may be limited given the wide range of similar available products. Management has not conducted any marketing or feasibility studies or surveys relating to the marketability of the products sought to be manufactured or marketed by the Company. These conditions raise doubt as to the entire recoverability of one's investment in the event of immediate cash needs should they arise.

Accounting Policies

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore, has generated no revenue to-date. As reflected in the accompanying financial statements, the Company has incurred a net loss on its limited operations for the initial period beginning November 23, 1998 and ended December 31, 1999. The Company's capital requirements in connection with it's proposed operations will be significant. The Company believed that the funds raised from its completed initial private placement offering will be adequate to develop and operate the business through March 31, 1999. As such, the Company will be dependent not only on its initial working capital proceeds, but on future private and/or public financings to expand its operation, including the continuing development of its technology and the sales and marketing of its technology and product development. There can be no assurance that additional financing will be available on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse effect on the company, including possibly requiring the Company to significantly curtail its operations. In addition, there are no assurances that future revenues from this technology will result.

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
To March 31, 2000

Note I - Summary Of Significant Accounting Policies - Continued
---------------------------------------------------------------

Accounting Policies - Continued

At a meeting of the Company's Board of Directors on October 1, 1999, it was adopted that the Company's fiscal year end on September 30th.

Cash and equivalents consist primarily of cash in banks and highly liquid money market investments.

Marketable securities consist of NASDAQ traded securities which are valued at market value. These securities are summarized as follows:

                           Cost of securities                          $ 16,133
                           Unrealized (depreciation)                    ( 3,473)
                                                                       --------
                                                                       $ 12,660
                                                                       ========

Patent costs are being amortized over a seven year period using the straight line method and amounted to $13,467 for the period from November 23, 1998 (date of inception) to March 31, 2000.

Organizational costs amounting to $215 are expensed for the period from November 23, 1998 (date of inception) to March 31, 2000.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and operations for the periods. Certain estimates, which may be material, may be subject to a change in their valuation as they relate to the determination of the estimated net realizable value of certain elements of the Company's patent and the estimated amortization period of its intangible assets. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements For The Period From November 23, 1998 (Date Of Inception)
To March 31, 2000

Note 2 - Operations And Basis Of Presentation
---------------------------------------------

In January 1999, the Company completed an initial private placement offering resulting in the sale of 10,000 units at $5.00 per unit with each unit consisting of sixty (60) shares of common stock and warrants to purchase ninety
(90) shares of common stock exercisable at $1.00 per share which expire three years from the date of issuance.

If a public market ever develops for the Company's securities, these securities will most likely be subject to the Penny Stock Rules promulgated under the Securities Exchange Act of 1934. These rules generally regulate broker-dealer practices in connection with transactions in equity securities with a price of less than five dollars ($5.00) which require obtaining and providing additional disclosure information and written documentation to prospective buyers which may result in making it more difficult to market the Company's securities.

Note 3 - Related Party Transactions
-----------------------------------

On December 17, 1998, the Company acquired the Safe Shopper[TM] technology from Belco Systems Technologies Corp. in consideration for 250,000 shares of common stock of the Company. The purchase price was based on the selling Company's book value of the patent on the date of sale which amounted to $57,791. Mr. Stephen Beloyan is an officer, director and 50% shareholder of Belco Systems Technologies Corp. and is an officer, director and significant shareholder of the Company. Mr. Lionel Beloyan is also an officer, director and 50% shareholder of Belco Systems Technologies Corp. and is a principal shareholder of the Company.

Purchasers of the private placement offering completed in January 1999 included family members related to the Officers and Directors of the Company.

In April 1999 the Company issued 1,000,000 shares of common stock for consulting services rendered to the Company by shareholders pursuant to agreements dated March 31, 1999 which the Company valued at $.05 per share. The consulting services expired September 30, 1999.

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
To March 31, 2000

Note 4 - Income Taxes
---------------------

As of March 31, 2000, the Company has a net operating loss carryforward for Federal income tax purposes amounting to approximately $80,800 which expires in 2014.

The components of the deferred tax asset as of March 31, 2000 is as follows:

         Benefit of net operating loss carryforwards                   $ 80,800
         Less: valuation allowance                                      (80,800)
                                                                       --------
                                                                       $      -
                                                                       ========

At March 31, 2000 sufficient uncertainty exists regarding the realizability of the Company's operating loss carryforwards and, accordingly, a valuation allowance of $80,800 which relates to the net operating loss, has been established.

Note 5 - Subsequent Event
-------------------------

In December 1999 the Company filed with the Securities and Exchange Commission for registration of 900,000 shares of the Company's common stock which is issuable upon the exercise of warrants purchased in connection with the private placement of securities in January 1999. On May 12, 2000 the registration statement was effective. Offering related costs amounted to $3,893 at March 31, 2000.

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2000 TO MARCH 31, 2000
(UNAUDITED)

Revenues                                                           $         0


Expenses
    General and administrative expenses                                  6,457

Other income
    Investment (loss), net of expenses                                    (429)
                                                                   -----------
Net (loss)                                                         $    (6,886)
                                                                   ===========


    Basic and diluted (loss) per common share                      $     (0.00)
                                                                   ===========

    Basic and diluted weighted average common shares outstanding     4,475,000
                                                                   ===========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY FINANCIAL DATA

The following table provides summary financial information on Technology Systems
International, Inc. for the period from inception - November 23, 1998 to September 30, 1999 and March 31, 2000 and for the three month period ended March
31, 2000. The accompanying financial statements are based on the assumptions and adjustments described in the accompanying notes to the financial statements which we believe to be reasonable.

Statement of Operations Data:                                     (AUDITED)             (UNAUDITED)                (UNAUDITED)
                                                             November 23, 1998       November 23, 1998          January 1, 2000
                                                                     to                      to                        to
                                                             September 30, 1999        March 31, 2000            March 31, 2000
                                                             ------------------        --------------            --------------
Revenues                                                       $          0            $         0               $           0

Expenses
    General and administrative                                       69,038                 80,465                       6,457

Other income
    Investment (loss), net of expenses                               (9,387)                (8,802)                       (429)

Net (loss)                                                          (78,425)               (89,267)                     (6,886)


Basic and diluted (loss) per share                             $      (0.02)           $     (0.02)              $          --

Basic and diluted weighted average common shares                  4,128,000              4,266,000                   4,475,000
    outstanding



Balance Sheet Data:
                                                                 (AUDITED)             (UNAUDITED)
ASSETS

Cash                                                            $       966            $     1,789
Marketable securities, at market                                     16,810                 12,660
Prepaid offering costs                                                   --                  3,893
Patent costs, net of amortization                                    68,859                 63,369
Organizational costs, net of amortization                               175                     --
                                                                -----------            -----------

TOTAL ASSETS                                                    $    86,810                 81,711
                                                                ===========            ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                           $     4,819                 10,562
Stockholders' equity
    Common stock - authorized 25,000,000 shares,                      4,475                  4,475
    issued and outstanding 4,475,000 shares,
    par value $.001; Preferred stock -
    authorized 5,000,000 shares, no shares
    issued or outstanding, par value $.001
Additional paid-in capital                                          155,941                155,941
Deficit accumulated during the development stage                    (78,425)               (89,267)
                                                                -----------            -----------
    Total Stockholders' Equity                                       81,991                 71,149
                                                                -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    86,810            $    81,711
                                                                ===========            ===========



TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY FINANCIAL DATA

           CAPITALIZATION

The following table sets forth our capitalization at September 30, 1999 and March 31, 2000 and has been derived from financial information appearing in the financial statements included in this prospectus.



                                                    (AUDITED)     (UNAUDITED)      Pro Forma
Total Debt                                         $     4,819    $    10,562    $    10,562

Stockholders' equity
    Common stock - authorized 25,000,000 shares,         4,475          4,475          5,375
    issued and outstanding 4,475,000 shares,
    par value $.001; Preferred stock -
    authorized 5,000,000 shares, no shares
    issued or outstanding, par value $.001
Additional paid-in capital                             155,941        155,941      1,040,041
Deficit accumulated during the development stage       (78,425)       (89,267)       (89,267)
                                                   -----------    -----------    -----------
    Total stockholders' equity                          81,991         71,149        956,149
                                                   -----------    -----------    -----------
TOTAL CAPITALIZATION                               $    86,810    $    81,711    $   966,711
                                                   ===========    ===========    ===========


Item 2. Managements Discussion and Analysis of Financial Condition and Plan of Operations

General

Management's discussion and analysis contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Management believes comparison of the results of operations for the quarter and six months ended March 31, 2000 to the quarter and six months ended March 31, 1999 would not be meaningful as the Company is a developmental company, has sustained operating losses and has sustained negative cash flows since inception.

Plan of Operations

The Company was recently organized and has little operating history upon which an evaluation of management's performance and future prospects can be made. There can be no assurances whatsoever that the Company will be able to successfully implement its business strategy or penetrate markets or attain a wide following for its product, or that the Company will ever attain a level of profitability.

The Company has been working to develop the Safe Shopper and believes that the prototypes it has developed with the help of International Management and Consulting, Inc. can be developed into a commercially viable product. The Company is now focused on identifying companies and organizations in the credit card industry and related fields to form agreements and alliances. Presently management is working to structure agreements, joint ventures, licensing contracts, and strategic alliances with these companies.

If the Safe Shopper is established in the United States, the Company will work to introduce and distribute it throughout the world focusing on securing international patent protection for the Safe Shopper. The Company is focusing its attention towards locating relationships to market, license, manufacture and produce its technology. It will rely on relationships with third parties for the production and distribution of the Safe Shopper.

Management does not anticipate any purchase of plant or significant equipment during the next 12 months. Management also does not anticipate any significant change in the number of its employees in the next 12 months.

Results of Operations

Since inception the Company has sustained a net loss of $89,267. Operating expenses have been principally attributable to general and administrative expenses.

Liquidity and Capital Resources

The Company, since its inception, has experienced negative cash flows and has met its cash requirements by issuing its common stock.

Management believes the Company can satisfy its cash requirements for the next 12 months if its outstanding warrants are exercised. If warrants are not exercised in the near future the Company will need to raise additional funds to aid in marketing the Safe Shopper so manaement can locate third parties to develop and produce the Safe Shopper. In the event the Company needs to raise additional capital managment will consider third party financing or the private placement of the Company's securities as sources to raise funds.

The Company believes that it has sufficient liquidity to meet all of its general and administrative expenses for the remainder of the fiscal year ended September 30, 2000. Management believes, however, that additional funding will be necessary to develop the Company's technology and marketing program.

The Company has never paid cash dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Subsequent Events

On May 12, 2000, the Company's registration statement on Form SB-2 filed under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward- looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings

         None.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                     Technology Systems International, Inc.


                                     By:  /s/ Stephen Beloyan
                                          -------------------
                                          Stephen Beloyan, Chairman and
                                          President


DATED: June 22, 2000