Form 10QSB
period 2000-06-30
TECHNOLOGY SYSTEMS INTERNATIONAL INC /FL/
filed 2000-08-11
CIK 1101688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2000
                                        --------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from               to
                                        --------------   --------------

                         Commission File Number: 0-30611
                                    --------

                     Technology Systems International, Inc.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Florida                                  52-2137517
-----------------------------------------       ----------------------
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

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No
                 ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,475,000 Common Stock as of August 10, 2000.

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------
Item 1.           Financial Statements (unaudited)                                    1

                  Balance Sheets as of June 30, 2000                                  2

                  Statements of Operations from inception to June 30, 2000.           3

                  Statements of Stockholders' Equity for the period from
                  November 23, 1998 (date of inception) to June 30, 2000              4

                  Consolidated Statements of Cash Flows from inception to June
                  30, 2000.                                                           5

                  Notes to Consolidated Financial Statements                          7

Item 2.           Management's Discussion and Analysis and Plan of Operations         12


PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings                                                   15

Item 5.           Other Information                                                   15

Item 6.           Exhibits and Reports on Form 8-K                                    15

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

Basis of Presentation

         The accompanying unaudited consolidated financial statements of Technology Systems International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results from inception to June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes found in the Company's registration statement on Form SB-2.

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2000
(UNAUDITED)






ASSETS


Cash                                                                  $     552
Marketable securities, at market [Cost $16,133]                          15,000
Prepaid offering costs                                                    8,576
Patent costs, net of $16,260 amortization                                61,580
                                                                      ---------
    TOTAL ASSETS                                                      $  85,708
                                                                      =========






LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $  17,109

Stockholders' equity
    Common stock - authorized 25,000,000 shares,                          4,475
    issued and outstanding 4,475,000 shares,
    par value $.001; Preferred stock -
    authorized 5,000,000 shares, no shares
    issued or outstanding, par value $.001
Additional paid-in capital                                              155,941
Deficit accumulated during the development stage                        (91,817)
                                                                      ---------
                                                                         68,599
                                                                      ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  85,708
                                                                      =========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE PERIOD FROM NOVEMBER 23,1998 (DATE OF INCEPTION)
  TO JUNE 30, 2000
(UNAUDITED)








Revenues                                                            $         0



Expenses
    General and administrative expenses                                  85,355

Other income
    Investment (loss), net of expenses                                   (6,462)
                                                                    -----------
Net (loss) and accumulated deficit                                  $   (91,817)
                                                                    ===========




Basic and diluted (loss) per common share                           $     (0.02)
                                                                    ===========

Basic and diluted weighted average common shares outstanding          4,301,000
                                                                    ===========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM NOVEMBER 23, 1998 (DATE OF INCEPTION)
    TO JUNE 30, 2000 (UNAUDITED)



                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                       Additional        During The
                                                                                       Common           Paid-In          Development
                                                                         Shares        Stock            Capital             Stage
                                                                    ---------         ---------         ---------         ---------

Balance At Date Of Inception
     November 23, 1998                                                     --         $      --         $      --         $      --

Common stock purchased upon
     incorporation                                                  2,625,000             2,625                --                --

Common stock issued for patent technology
     purchased December 1998                                          250,000               250            57,541                --

Net proceeds from sale of common stock
     completed January 1999                                           600,000               600            49,400                --

Common stock issued for consulting
     services - April 1999                                          1,000,000             1,000            49,000                --

Deficit accumulated during the
     development stage                                                     --                --                --           (91,817)
                                                                    ---------         ---------         ---------         ---------

Balance at June 30, 2000                                            4,475,000         $   4,475         $ 155,941         $ (91,817)
                                                                    =========         =========         =========         =========


TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 23,1998 (DATE OF INCEPTION)
  TO JUNE 30, 2000
(UNAUDITED)






CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Deficit accumulated during the development stage                      $ (91,817)
Adjustments to reconcile net loss to net
 cash provided (used) by operating activities:
    Amortization                                                         16,475
    Unrealized depreciation in value of investments                       1,333
    Increase in accounts payable and accrued expenses                    17,109
    Common stock issued for consulting services                          50,000
                                                                      ---------
             NET CASH (USED) BY OPERATING ACTIVITIES                     (7,100)
                                                                      ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchases of marketable securities, net of sales                        (16,133)
Organizational costs                                                       (215)
Capitalized patent legal fees                                           (20,049)
                                                                      ---------
             NET CASH (USED) BY INVESTING ACTIVITIES                    (36,397)
                                                                      ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net proceeds from sale of common stock                                   52,625
Prepaid offering costs incurred                                          (8,576)
                                                                      ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                   44,049
                                                                      ---------

NET INCREASE IN CASH AND EQUIVALENTS - JUNE 30, 2000                  $     522
                                                                      =========

SCHEDULE OF NONCASH ACTIVITIES
    Common stock issued for purchase of patent technology             $  57,791
    Common stock issued for consulting services                          50,000
                                                                      ---------
                                                                      $ 107,791
                                                                      =========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY FINANCIAL DATA

The following table provides summary financial information on Technology Systems International, Inc. for the period from inception - November 23, 1998 to September 30, 1999 and June 30, 2000 and for the nine month period ended June 30, 2000. The accompanying financial statements are based on the assumptions and adjustments described in the accompanying notes to the financial statements which we believe to be reasonable.


Statement of Operations Data:                                     (AUDITED)                (UNAUDITED)            (UNAUDITED)
                                                                November 23, 1998        November 23, 1998        April 1, 2000
                                                                       to                       to                     to
                                                               September 30, 1999          June 30, 2000          June 30, 2000
                                                               ------------------          -------------          -------------
Revenues                                                       $            0           $           0           $            0

Expenses
    General and administrative                                         69,038                  85,355                    4,890

Other income
    Investment (loss), net of expenses                                 (9,387)                 (6,462)                  (2,340)

Net (loss)                                                            (78,425)                (91,817)                  (2,550)


Basic and diluted (loss) per share                             $        (0.02)          $       (0.02)          $           --

Basic and diluted weighted average common shares                    4,128,000               4,301,000                4,475,000
    outstanding



Balance Sheet Data:
                                                                     (AUDITED)             (UNAUDITED)
ASSETS

Cash                                                           $          966           $         552
Marketable securities, at market                                       16,810                  15,000
Prepaid offering costs                                                     --                   8,576
Patent costs, net of amortization                                      68,859                  61,580
Organizational costs, net of amortization                                 175                   -
                                                               --------------           -------------

TOTAL ASSETS                                                   $       86,810                  85,708
                                                               ==============           =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                          $        4,819                  17,109
Stockholders' equity
    Common stock - authorized 25,000,000 shares,                        4,475                   4,475
    issued and outstanding 4,475,000 shares,
    par value $.001; Preferred stock -
    authorized 5,000,000 shares, no shares
    issued or outstanding, par value $.001
Additional paid-in capital                                            155,941                 155,941
Deficit accumulated during the development stage                      (78,425)                (91,817)
                                                               --------------           -------------
    Total Stockholders' Equity                                         81,991                  68,599
                                                               --------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       86,810           $      85,708
                                                               ==============           =============

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To June 30, 2000


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

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To June 30, 2000

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

Accounting Policies

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore, has generated no revenue to-date. As reflected in the accompanying financial statements, the Company has incurred a net loss on its limited operations for the initial period beginning November 23, 1998 and ended June 30, 2000. The Company's capital requirements in connection with it's proposed operations will be significant. The Company believed that the funds raised from its completed initial private placement offering will be adequate to develop and operate the business through September 30, 2000. As such, the Company will be dependent not only on its initial working capital proceeds, but on future private and/or public financings to expand its operation, including the continuing development of its technology and the sales and marketing of its technology and product development. There can be no assurance that additional financing will be available on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse effect on the company, including possibly requiring the Company to significantly curtail its operations. In addition, there are no assurances that future revenues from this technology will result.

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To June 30, 2000

Note I - Summary Of Significant Accounting Policies - Continued
---------------------------------------------------------------

Accounting Policies - Continued

At a meeting of the Company's Board of Directors on October 1, 1999, it was adopted that the Company's fiscal year end on September 30th.

Cash and equivalents consist primarily of cash in banks and highly liquid money market investments.

Marketable securities consist of NASDAQ traded securities which are valued at market value. These securities are summarized as follows:

            Cost of securities                          $ 16,133
            Unrealized (depreciation)                    ( 1,333)
                                                        $ 15,000

Patent costs are being amortized over a seven year period using the straight line method and amounted to $13,467 for the period from November 23, 1998 (date of inception) to June 30, 2000.

Organizational costs amounting to $215 are expensed for the period from November 23, 1998 (date of inception) to June 30, 2000.

Upon incorporation, the Board of Directors approved for the issuance of preferred stock with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights including voting rights, qualifications, limitations or restrictions thereof to be stated and expressed in the resolution or resolutions providing for the creation and issuances of such shares to be adopted by the Board of Directors. There are presently no plans to authorize the issuance of preferred shares.

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

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements For The Period From November 23, 1998 (Date Of Inception)
  To June 30, 2000


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

Technology Systems International, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To June 30, 2000

Note 4 - Income Taxes
---------------------

As of June 30, 2000, the Company has a net operating loss carryforward for federal income tax purposes amounting to approximately $77,600 which expires in 2014.

The components of the deferred tax asset as of March 31, 2000 is as follows:

         Benefit of net operating loss carryforwards            $ 77,600
         Less:    valuation allowance                            (77,600)
                                                                --------
                                                                $      -
                                                                ========

At June 30, 2000 sufficient uncertainty exists regarding the realizability of the Company's operating loss carryforwards and, accordingly, a valuation allowance of $77,600 which relates to the net operating loss, has been established.

Note 5 - Proposed Common Stock Offering
---------------------------------------

In December 1999 the Company filed with the Securities and Exchange Commission for a proposed offering of 900,000 shares of the Company's common stock which will be issuable upon the exercise of warrants purchased in connection with the private placement of securities in January 1999. On May 12, 2000 approval of this offering was received from the Securities and Exchange Commission. Offering related costs amounted to $ 8,576 at June 30, 2000.

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

Management believes comparison of the results of operations for the quarter and nine months ended June 30, 2000 to the quarter and nine months ended June 30, 1999 would not be meaningful as the Company is a developmental company, has sustained operating losses and has sustained negative cash flows since inception.

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

Results of Operations

Since inception the Company has sustained a net loss of $91,817. Operating expenses have been principally attributable to general and administrative expenses.

Liquidity and Capital Resources

The Company, since its inception, has experienced negative cash flows and has met its cash requirements by issuing its common stock.

Management believes the Company can satisfy its cash requirements for the next 12 months if its outstanding warrants are exercised. If warrants are not exercised in the near future the Company will need to raise additional funds to aid in marketing the Safe Shopper so management can locate third parties to develop and produce the Safe Shopper. In the event the Company needs to raise additional capital management will consider third party financing or the private placement of the Company's securities as sources to raise funds.

Since inception the Company has had general and administrative expenses of $85,355. The Company believes that it has sufficient liquidity to meet all of its general and administrative expenses for the remainder of the fiscal year ended September 30, 2000. Management believes, however, that additional funding will be necessary to develop the Company's technology and marketing program.

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

                                  Technology Systems International, Inc.


                                  By:  /s/ Stephen Beloyan
                                      -----------------------------
                                      Stephen Beloyan, Chairman and
                                      President


DATED: August 11, 2000