Form 10KSB
period 2000-09-30
TECHNOLOGY SYSTEMS INTERNATIONAL INC /FL/
filed 2000-12-05
CIK 1101688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                         Commission file number 0-30611

                     TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              FLORIDA                                        52-2137517
   -------------------------------                      -------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

                  1 Field Court, Wrightstown, New Jersey 08562
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  (609)723-3200
                           ---------------------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class Name of Each Exchange On Which Registered
          -------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

          Title of Each Class Name of Each Exchange On Which Registered
          -------------------------------------------------------------
                                Common Stock None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,725,000 based on a price of $1.00 per share as of December 1, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 1, 2000: 4,450,000 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes [ ]     No  [X}

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis or
         Plan of Operations

Item 7.  Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits, Lists and Reports on Form 8-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our history

         Technology Systems International, Inc. was incorporated under the laws of Florida in November 1998. On December 16, 1998, we acquired the "Safe Shopper(TM)" from Belco Systems Technology Corp., an affiliated entity. Our headquarters are currently located at Two Field Court, Wrightstown, New Jersey 08562.

Operations

         Currently, our only product is the Safe Shopper. The Safe Shopper is a patented technology, which we believe will provide an accurate, safe and cost effective method for transmitting credit card and personal data over standard phone lines in consumer/merchant transactions. The Safe Shopper is still in the development phase, however, we have working prototypes and are in the process of commencing a full marketing campaign. As part of our marketing efforts, we are attempting to establish a joint venture with participants in the credit card or merchant banking industry through which we would license the Safe Shopper.

Products

         The Safe Shopper is designed to provide credit card security to the consumer, merchant and credit card industry.

         The Safe Shopper is designed to either be attached to a telephone or incorporated as an internal part of the telephone itself. The Safe Shopper must be possessed by the consumer and the merchant in order for it to function. The Safe Shopper operates by a standard credit card being swiped through the credit card reader on the Safe Shopper. The information that is on the credit card will then be sent to the merchant through the same phone line on which the person is talking to the merchant. The merchant may then transmit all the information that is on the magnetic strip to the merchant bank that would then clear the credit card transaction.

         The Safe Shopper remote unit simply plugs into any standard telephone. It does not require software or any traditional modem to operate. Data is transmitted directly over telephone lines. The system will also be available with standard interfaces to enable computer links, as well as links through any forthcoming technology. There is no need for modems or point of sale terminals.

         The Safe Shopper is inexpensive, durable and easy to manufacture and mass produce. All of the parts and components are presently manufactured and readily available. This will keep production and distribution costs at a minimum.

         The consumer speaks directly with a live sales agent or an automated voice ordering system and, when prompted, swipes their card. The data from the card is read, momentarily stored, compared to previously stored data, then sent to the merchant, and ultimately, from the merchant to the appropriate clearing house for approval. The customer remains on the line with the merchant as the transaction is being processed and it only takes a few seconds.

         Every party in the transaction should benefit because the appropriate card data is transmitted only after first being verified for specific use. Merchants can ship their products quickly and payments should be expeditious.

         Our management believes that the Safe Shopper will allow the merchant to remotely capture the consumer's full credit card information, which will provide a definitive record of the transaction and thereby eliminate merchants' susceptibility to credit card charge backs and fraud which our management estimates costs merchants, banks and consumers over one billion dollars per year. Another example of the Safe Shopper's use would be that many smaller "mom and pop" merchants could do business without the barriers to entry that are sometimes found when smaller merchants attempt to set up a merchant credit card account. Finally, the Safe Shopper will allow products purchased with its technology to be shipped much quicker because the merchant will not have to wait for credit card purchases to clear the merchant bank.

Product development

         We developed prototypes of the Safe Shopper with the help of International Management and Consulting Inc. (IMCI), a company located in Asburn, Virginia. IMCI using our patent information, has developed 10 working prototypes of the Safe Shopper.

         Our Safe Shopper will be produced and developed by third parties. All production and commercial development will be done by third parties, depending on how they want to tailor the Safe Shopper technology to their specific needs. For example, the entity that we license the Safe Shopper to might want to put it into telephone, computer keyboard, or some other device, rather than making it a stand-alone unit.

         We have not entered into any agreements with third parties at the time of this prospectus. There are no current negotiations for agreements at this time. We have made, and continue to make demonstrations and presentations to pursue third party relationships. We need funding to develop a marketing plan and to employ a technical marketing firm or individual to help us develop these third party relationships.

Production and distribution

         We are currently working to structure agreements, joint ventures, licensing contracts and strategic alliances to produce and distribute our Safe Shopper. We are relying on third parties to produce and distribute our Safe Shopper. We do not have any relationships with third parties as of the date of this report.

         If we are able to establish the Safe Shopper in the United States, we will work with our partners to introduce and distribute the system throughout the world. Additionally, our system may be introduced to businesses that do not presently use financial cards or other forms of magnetic stripe cards and smart cards.

Our intellectual property

         We have received a patent for the Safe Shopper from the U.S. Patent Office and have also sought patent protection on an international basis. We currently have patents pending in Canada, the European community and Mexico. Our success depends in part on our ability to protect our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely effect our business, financial condition, and results of operations by lessening the value of the intellectual property and possibly increasing competition.

Competition

         We believe that we do not face any direct competition at this time due to the uniqueness of the Safe Shopper. This is evidenced by the U.S. patent we now hold. However, there may be other products on the market that do not use our technology, but are able to provide similar or superior credit card security and transmissions.

Government regulation

         We do not believe that our business activities are currently subject to direct regulation by any government agency; other than regulations applicable to business generally. However, it is possible that laws and regulations may be adopted in the future covering issues such as privacy. Additionally, our product will be subject to regulations that effect the credit card industry.

Employees

         We currently employ one employee. Once we have the necessary capital to market our Safe Shopper we will hire additional employees to suit our growing needs.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal offices are located in approximately 500 square feet at 2 Field Court, Wrightstown, New Jersey. We occupy this property on a rent free basis from Stephen Beloyan, our president.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol TSYN. Our common stock has traded at the following prices for the periods indicated:

                                                              High     Low
                                                              -----    ----
         October 1, 1998 - December 31, 1998                  4.125    4.00
         January 1, 1999 - March 31, 1999                     4.125    4.00
         April 1, 1999 - June 30, 1999                        4.125    4.00
         July 1, 1999 - September 30, 1999                    4.125    4.00
         October 1, 1999 - December 31, 1999                  4.125    4.00
         January 1, 2000 - March 31, 2000                     4.125    4.00
         April 1, 2000 - June 20, 2000                        4.125    4.00
         July 1, 2000 - September 30, 2000                    4.125    4.00
         October 1, 2000 - September 30, 2000                 4.125    1.00

         There is no trading market for our 900,000 warrants.

         We have approximately 27 record shareholders of our common stock. Based upon the records of our transfer agent, we believe we have in excess of 27 beneficial owners of our common stock.

         We have not declared any dividends on our common stock and do not plan to do so in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         We have been working to develop the Safe Shopper and believe that the prototypes we have developed with the help of International Management and Consulting, Inc. can be developed into a commercially viable product. We remain focused on identifying companies and organizations in the credit card industry and related fields to form agreements and alliances. Presently we are working to structure agreements, joint ventures, licensing contracts, and strategic alliances with these companies.

         If the Safe Shopper is established in the United States, we will work to introduce and distribute it throughout the world focusing on securing international patent protection for our product.

         While we were organized in late 1998, we have little operating history upon which an evaluation of management's performance and our future prospects can be made. There can be no assurances whatsoever that we will be able to successfully implement our business strategy or penetrate our markets or attain a wide following for our product, or that we will ever attain a level of profitability. In addition, we will be subject to all the risks inherent in a start-up enterprise. Our prospects must be considered in light of the numerous risks, expenses, delays, problems and frequently encountered in the establishment of a new business in industries characterized by emerging markets and intense competition.

         We believe we can satisfy our cash requirements for the next 12 months if our warrants are exercised. If our warrants are not exercised in the near future we will need to raise additional funds to aid us in marketing the Safe Shopper so we can locate third parties to develop and produce the Safe Shopper. In the event we need to raise additional capital we will consider third party financing or the private placement of our securities as sources to raise funds.

         Research and development has resulted in our patented technology in the United States. We also have patents pending in the European Community, Canada and Mexico. We are not conducting any research and development at this date. We are currently focusing our attention towards locating relationships to market, license, manufacture and produce our technology. We will rely on relationships with third parties for the production and distribution of the Safe Shopper.

         We do not anticipate any purchase of plant or significant equipment during the next 12 months. We also do not anticipate any significant change in the number of our employees in the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, positions and ages of our executive officers and directors.

Name                      Age      Positions Held
----                      ---      ---------------
Stephen A. Beloyan        35       President, Treasurer, Secretary and Director

         Stephen Beloyan has been our director, president, treasurer and secretary since our inception. From 1989 to 1999 Mr. Beloyan has been president and treasurer of Professional Home Inspections, Inc., a Pennsylvania company which provides home inspection and testing services. Since 1997, Mr. Beloyan has been president, treasurer and sole shareholder of Beloyan Inspection Services, Inc., a New Jersey company providing home inspection and testing services. Since March 1998, Mr. Beloyan has been president, secretary and director of Belco Systems Technology Corp., the company from whom we acquired the Safe Shopper technology.

         Darius Oshidar resigned as a director on October 1, 2000.

         Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Officers are elected annually by the board of directors and their terms of office are at the discretion of the board.

ITEM 10. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

          Mr. Beloyan currently devotes approximately 10 hours per week to our affairs. He does not receive a salary or have an employment agreement. To ensure continued contribution to our growth and development, we may enter into an employment agreement with him and employment agreements with future executive officers. We have not entered into any employment agreements as of the date of this report.

EXECUTIVE COMPENSATION

         Mr. Beloyan, our sole executive officer, has not received any compensation since our inception in November 1998. However, he did receive 1,500,000 shares of common stock upon our inception. Mr. Beloyan, a member of our board of directors and our executive officer does not receive any additional compensation for his services to us in his capacity as a member of our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 1, 2000 there were 4,450,000 shares of our common stock issued and outstanding, without giving effect to the exercise of our outstanding warrants to acquire an additional 900,000 shares of our common stock. The number of shares of common stock beneficially owned includes all securities underlying our warrants. The following table sets forth information as of December 1, 2000, with respect to the beneficial ownership of shares of common stock currently issued and outstanding by:

         - each person known to us to be the owner of more than 5% of the outstanding shares of common stock,

         -        each officer and director, and

         -        all officers and directors as a group.

         Stephen Beloyan and Lionel Beloyan each own 50% of the issued and outstanding stock of Belco Systems Technology Corp. These shares are not included in their individual interests listed below. Unless otherwise indicated, the address for each shareholder listed is 2 Field Court, Wrightstown, New Jersey 08562.


                                                                                       Approximate Percentage
                                                 Number of Shares                      of Outstanding Shares
Name                                            Beneficially Owned                       Beneficially Owned
----                                            ------------------                     ----------------------
Stephen Beloyan                                       1,500,000                                   34%

Lionel Beloyan                                          500,000                                   11%

FMS Distributors, Inc.(1)                               300,000                                    7%

Raffles Toho, Inc. (2)                                  300,000                                    7%

William E. Huston                                       265,000                                    6%

William J. Huston                                       265,000                                    6%

Belco Systems Technologies Corp.                        250,000                                    6%

All Officers and Directors                            1,500,000                                   34%
as a Group (1 person)


(1) The sole shareholder of FMS Distributors is Frank Dolney. The company's address is 8700 N.W. 47th Drive, Coral Springs, Florida 33067.

(2) The sole shareholder of Raffles Toho is Nick Pirgousis. The company's address is 3560 Cypress Gardens Road, Winter Haven, Florida 33884.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 16, 1998, we acquired the Safe Shopper from Belco Systems Technologies Corp. in consideration for 250,000 shares of our common stock. Stephen Beloyan is an officer, director and 50% shareholder of Belco Systems Technologies Corp. and is our officer and director and significant shareholder. Mr. Lionel Beloyan is also an officer, director and 50% shareholder of Belco Systems Technologies Corp. and one of our principal shareholders. Lionel Beloyan is the father of Stephen Beloyan.

         We occupy our executive offices from Stephen Beloyan at no cost.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit No.   Description of Exhibits
-----------   -----------------------
2.1           Form of Warrant Agreement*
3.1           Articles of Incorporation of Technology Systems
               International, Inc.*
3.2           By-Laws of Technology Systems International, Inc.*
10            Acquisition of Safe Shopper*
21            Subsidiaries of the Registrant
27            Financial Data Schedule
99            U.S. Patent*

*Previously filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant caused this Report to be signed on its behalf by the undersigned and duly authorized on December 5, 2000.



                                     TECHNOLOGY SYSTEMS INTERNATIONAL, INC.



                                     By: /s/ Stephen Beloyan
                                         ---------------------------------------
                                         Stephen Beloyan, Chief
                                         Executive Officer and Director

                     TECHNOLOGY SYSTEMS INTERNATIONAL, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                               SEPTEMBER 30, 2000

                     TECHNOLOGY SYSTEMS INTERNATIONAL, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                               TABLE OF CONTENTS




                                                                          Page
                                                                          ----
Independent Auditor's Report ............................................   1

Financial Statements

    Balance Sheet .......................................................   2

    Statement Of Operations And Accumulated Deficit .....................   3

    Statement Of Stockholders' Equity ...................................   4

    Statement Of Cash Flows .............................................   5

    Notes To Financial Statements ....................................... 6 - 10



          MEMBER                           RICHARD M. BOGDANOFF, P.A.                    MEMBER
    FLORIDA INSTITUTE OF                  CERTIFIED PUBLIC ACCOUNTANT             AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS                                                   CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT

To The Board Of Directors And Stockholders
Of Technology Systems International, Inc.

We have audited the accompanying balance sheet of Technology Systems International, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations and accumulated deficit, stockholders' equity, and cash flows for the period from November 23, 1998 (date of inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Systems International, Inc. as of September 30, 2000 and the results of its operations and cash flows for the period from November 23, 1998 (date of inception) to September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred a net loss for the period from November 23, 1998 (date of inception) to September 30, 2000. In addition, the Company has limited working capital and the Company has not entered into any marketing or licensing agreements for its acquired technology nor are there earned revenues or any assurances that the Company will be able to do so. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            Richard M. Bogdanoff, P.A.


Boca Raton, Florida
November 16, 2000

                    Schever International Plaza * Suite 106 *
         7280 West Palmetto Park Road - Boca Raton, Florida 33433-3401
                 Telephone (561) 394-6191 - Fax (561) 395-5012

 TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET
 SEPTEMBER 30, 2000



 ASSETS

 Cash                                                       $        33
 Marketable securities, at market [Cost $16,133]                 10,785
 Prepaid offering costs                                           6,423
 Patent costs, net of $19,040 amortization                       58,800
                                                            -----------
  TOTAL ASSETS                                              $    76,041
                                                            ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses                      $    21,453


 Stockholders' equity
  Common stock - authorized 25,000,000 shares,                    4,450
    issued and outstanding 4,450,000 shares,
    par value $.001; Preferred stock -
    authorized 5,000,000 shares, no shares
    issued or outstanding, par value $.001
  Additional paid-in capital                                    155,941
  Deficit accumulated during the development stage             (105,803)
                                                             ----------
                                                                 54,588
                                                             ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   76,041
                                                             ==========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE PERIOD FROM NOVEMBER 23, 1998 (DATE OF INCEPTION)
   TO SEPTEMBER 30, 2000



 Revenues                                                         $        0

 Expenses
  General and administrative expenses                                 95,126

 Other income
  Investment (loss), net of expenses                                 (10,677)
                                                                  ----------
 Net (loss) and accumulated deficit                               $ (105,803)
                                                                  ==========




  Basic and diluted (loss) per common share                       $    (0.02)
                                                                  ==========

  Basic and diluted weighted average common shares outstanding     4,301,000
                                                                  ==========

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM NOVEMBER 23, 1998 (DATE OF INCEPTION)
  TO SEPTEMBER 30, 2000




                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                       Additional      During The
                                                                      Common            Paid-In       Development
                                                  Shares               Stock            Capital          Stage
                                                ---------             -------          ----------     -----------
Balance At Date Of Inception
  November 23, 1998                                    --             $    --           $     --        $      --

Common stock purchased upon
  incorporation                                 2,625,000               2,625                 --               --

Common stock issued for patent technology
  purchased December 1998                         250,000                 250             57,541               --

Net proceeds from sale of common stock
  completed January 1999                          600,000                 600             49,400               --

Common stock issued for consulting
  services - April 1999                         1,000,000               1,000             49,000               --

Incorporation shares cancelled for non-
  performance - September 2000                    (25,000)                (25)

Deficit accumulated during the
  development stage                                    --                  --                 --         (105,083)
                                                ---------             -------           --------        ---------
Balance at September 30, 2000                   4,450,000             $ 4,450           $155,941        $(105,083)
                                                =========             =======           ========        =========




TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 23, 1998 (DATE OF INCEPTION)
  TO SEPTEMBER 30, 2000

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
  Deficit accumulated during the development stage                   $(105,803)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Amortization                                                        19,255
    Unrealized depreciation in value of investments                      5,348
    Increase in accounts payable and accrued expenses                   21,453
    Common stock issued for consulting services                         50,000
                                                                     ---------
       NET CASH (USED) BY OPERATING ACTIVITIES                          (9,747)
                                                                     ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
  Purchases of marketable securities, net of sales                     (16,133)
  Organizational costs                                                    (215)
  Capitalized patent legal fees                                        (20,049)
                                                                     ---------
       NET CASH (USED) BY INVESTING ACTIVITIES                         (36,397)
                                                                     ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
  Net proceeds from sale of common stock                                52,600
  Prepaid offering costs incurred                                       (6,423)
                                                                     ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                        46,177
                                                                     ---------
NET INCREASE IN CASH AND EQUIVALENTS - SEPTEMBER 30, 2000            $      33
                                                                     =========

 SCHEDULE OF NONCASH ACTIVITIES
  Common stock issued for purchase of patent technology              $  57,791
  Common stock issued for consulting services                           50,000
                                                                     ---------
                                                                     $ 107,791
                                                                     =========

Technology Systems International, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To September 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Technology Systems International, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To September 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Accounting Policies

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore, has generated no revenue to-date. As reflected in the accompanying financial statements, the Company has incurred a net loss on its limited operations for the initial period beginning November 23, 1998 and ended September 30, 2000. The Company's capital requirements in connection with it's proposed operations will be significant. The Company believed that the funds raised from its completed initial private placement offering would be adequate to develop and operate the business through March 31, 1999. As such, the Company is dependent not only on its initial working capital proceeds, but on future private and/or public financings to expand its operation, including the continuing development of its technology and the sales and marketing of its technology and product development. There can be no assurance that additional financing will be available on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail its operations. In addition, there are no assurances that future revenues from this technology will result.

Technology Systems International, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To September 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting Policies - Continued

At a meeting of the Company's Board of Directors on October 1, 1999, it was adopted that the Company's fiscal year end on September 30th.

Marketable securities consist of a NASDAQ traded security which is valued at market value. This security is summarized as follows:

               Cost of security                           $16,133
               Unrealized (depreciation)                   (5,348)
                                                          -------
               Market Value - 9/30/00                     $10,785
                                                          =======

Patent costs are being amortized over a seven year period using the straight line method and amounted to $19,040 for the period from November 23, 1998 (date of inception) to September 30, 2000.

Organizational costs amounting to $215 are expensed for the period from November 23, 1998 (date of inception) to September 30, 2000.

Upon incorporation, the Board of Directors approved for the issuance of preferred stock with such designations, preferences, conversions rights, cumulative, relative, participating, optional or other rights including voting rights, qualifications, limitations or restrictions thereof to be stated and expressed in the resolution or resolutions providing for the creation and issuances of such shares to be adopted by the Board of Directors. There are presently no plans to authorize the issuance of preferred shares.

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

Technology Systems International, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To September 30, 2000

NOTE 2 - OPERATIONS AND BASIS OF PRESENTATION

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

Technology Systems International, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period From November 23, 1998 (Date Of Inception)
  To September 30, 2000

NOTE 4 - INCOME TAXES

As of September 30, 2000, the Company has a net operating loss carryforward for Federal income tax purposes amounting to approximately $81,200 which expires in 2014. In addition, the Company has approximately $12,500 of capital losses available to offset future capital gains of which $3,800 expire in 2004 and $8,700 expire in 2005.

The components of the deferred tax asset as of September 30, 2000 is as follows:

          Benefit of net operating loss carryforwards        $ 81,200
          Less: valuation allowance                           (81,200)
                                                             --------
                                                             $ 81,200
                                                             ========

At September 30, 2000 sufficient uncertainty exists regarding the realizability of the Company's operating loss carryforwards and, accordingly, a valuation allowance of $81,200 which relates to the net operating losses, has been established.

NOTE 5 - PROPOSED COMMON STOCK OFFERING

In December 1999 the Company has filed with the Securities And Exchange Commission for a proposed offering of 900,000 shares of the Company's common stock which will be issuable upon the exercise of warrants purchased in connection with the private placement of securities in January 1999. On May 12, 2000 approval of this offering was received from the Securities And Exchange Commission. Offering related costs amounted to $6,423 at September 30, 2000.