Form 10QSB
period 2000-12-31
TECHNOLOGY SYSTEMS INTERNATIONAL INC /FL/
filed 2001-02-20
CIK 1101688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


        FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                         COMMISSION FILE NUMBER: 0-30611


                                ITS NETWORKS INC.
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)


                 FLORIDA                   52-2137517
                 -------                   ----------
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)





           PARQUE TECNOLOGICO DE ANDALUCIA, CENTRO DE EMPRESAS-P.5,6Y7
           -----------------------------------------------------------
                       29590, CAMPANILLAS (MALAGA), SPAIN
                       ----------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                011-3495-277-2057
                          -----------------------------
                           (ISSUER'S TELEPHONE NUMBER)


         ---------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
              SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES     NO
                                                               ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS


     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 21,336,667 SHARES.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                              ---   ---

                                ITS NETWORKS INC.


                                      INDEX



                                                                                                              Page No.
                                                                                                              --------
PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheet as of December 31, 2000.............................................3

            Condensed Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999..................................................................4

            Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999..................................................................5

            Notes to Condensed Consolidated Financial Statements.....................................................6

Item 2.     Management's Discussion and Analysis or Plan
            of Operations............................................................................................7

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................................11

Item 2.     Changes in Securities...................................................................................11

Item 3.     Defaults on Senior Securities...........................................................................11

Item 4.     Submission of Matters to a Vote of Security Holders.....................................................11

Item 5.     Other Information.......................................................................................11

Item 6.     Exhibits and Reports on Form 8-K........................................................................11

            Signatures..............................................................................................12


                     ITS NETWORKS INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2000
                                (UNAUDITED)


CURRENT ASSETS:
Cash                                             $           122,000
Short-term investments                                       116,000
Prepaid offering costs                                         6,000
Accounts receivable                                           87,000
Loan receivable                                               23,000
                                                 --------------------
CURRENT ASSETS                                               354,000
                                                 --------------------

Long-term investments                                         11,000
Property and equipment                                       215,000
Intangible assets                                              4,000
                                                 --------------------
NON-CURRENT ASSETS                                           230,000
                                                 --------------------
TOTAL ASSETS                                     $           584,000
                                                 ====================

CURRENT LIABILITIES:
Accounts payable and accrued expenses            $           500,000
Related party payable                                              -
                                                 --------------------
TOTAL CURRENT LIABILITIES                                    500,000
                                                 --------------------

Long-term loans                                              416,000
                                                 --------------------
TOTAL LIABILITIES                                            916,000
                                                 --------------------

STOCKHOLDERS' DEFICIT
Common stock                                                  21,317
Additional paid in capital                                 1,316,683
Accumulated deficit                                       (1,961,000)
Accumulated other comprehensive income                       291,000
                                                 --------------------
STOCKHOLDERS' DEFICIT                            $          (332,000)
                                                 --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $           584,000
                                                 ====================


                        ITS NETWORKS, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                2000                    1999
                                                ----                    ----
Sales                                  $       390,000      $         303,000
Cost of goods sold                             317,000                290,000
                                      -----------------    -------------------
GROSS PROFIT                                    73,000                 13,000
                                      -----------------    -------------------

OPERATING EXPENSES:
General & administrative expenses              250,000                219,000
Depreciation expense                             8,000                  5,000
Provision for doubtful accounts                  8,000                  7,000
                                      -----------------    -------------------
                                               266,000                231,000
                                      -----------------    -------------------
OPERATING LOSS                                (193,000)              (218,000)
                                      -----------------    -------------------

OTHER INCOME (EXPENSES):
Interest Income                                  1,000                    500
Interest Expense                                (5,000)                (4,250)
Losses on investments sold                     (15,000)                     -
Other Income                                         -                  1,750
                                      -----------------    -------------------
                                               (19,000)                (2,000)
                                      -----------------    -------------------
NET LOSS                               $      (212,000)     $        (220,000)
                                      =================    ===================


Basic & diluted earnings per share
 computation:
   Net loss for the period ended              (212,000)              (220,000)
   Total outstanding shares                 21,316,677             21,316,677
   Basic & diluted earnings per share  $         (0.01)     $           (0.01)
                                      =================    ===================


                        ITS NETWORKS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                             2000                      1999
                                                             ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                            $       (212,000)      $          (220,000)
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation                                                 8,000                     5,000
  Capitalization restructure, net                              6,000                         -
 Decrease (increase) in operating assets:
  Accounts receivable                                        (16,000)                   26,000
  Prepaid expenses                                            (6,000)                        -
  Other assets (intangible)                                                             (1,000)
 Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses                       83,000                   101,000
                                                   ------------------     ---------------------
NET CASH USED BY OPERATING ACTIVITIES                       (137,000)                  (89,000)
                                                   ------------------     ---------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                           (5,000)                 (126,000)
 Sale of Long-term investments                                                          62,000
 Cash payments for the purchase of property,
 plant & equipment                                           (29,000)                  (35,000)
                                                   ------------------     ---------------------
NET CASH USED BY INVESTING ACTIVITIES                        (34,000)                  (99,000)
                                                   ------------------     ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received (paid) to/from shareholders                   416,000                         -
 Cash (paid) received for a long-term loan                  (132,000)                  360,000
                                                   ------------------     ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    284,000                   360,000
                                                   ------------------     ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (227,000)
                                                   ------------------     ---------------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             113,000                   (55,000)


Cash and cash equivalents,
beginning of period                                            9,000                    74,000
                                                   ------------------     ---------------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                       $        122,000       $            19,000
                                                   ==================     =====================


                        ITS NETWORKS INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Three Months Ended December 31, 2000

1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Technology Systems International, Inc.'s, its former corporate name (the "Company") annual report on Form 10- KSB for the year ended September 30, 2000.

2.  Stock Acquisition

         On December 22, 2000, the Company issued 16,886,667 shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS"), a Spanish telecommunications company. For accounting purposes, the acquisition is being recorded as a recapitalization of ITS, with ITS as the acquirer. The 16,866,677 shares issued are treated as issued by ITS for cash, and they are being shown as outstanding for all period presented in the same manner as a stock split. The consolidated financial statements of the Company reflect the results of operations of the Company and ITS through December 31, 2000. The consolidated financial statements prior to December 31, 2000, reflect the results of operations and financial position of ITS. Pro forma information for this transaction is not presented because, as of the date of the transaction, the Company was considered a public shell.

3.  Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") NO. 109, "Accounting for Income Taxes", which requires an asset and liabilities approach to determine deferred taxes and liabilities. The deferred assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

         The Company files a consolidated return with its subsidiaries that are eligible to be consolidated. Separate provisions for income taxes are calculated for subsidiaries that re not eligible for consolidation into the U.S. federal income tax return.

         For the two quarters presented here, no deferred tax asset is shown as an asset, which is primarily due to net operating losses, and has been offset by a full valuation allowance as it is more likely than not that the losses will not be utilized.

4.  Loss per Share

         Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. There are no common stock equivalents outstanding at December 31, 2000, and December 31, 1999.

5.  Related Party Transaction

         The balance of $416,000 at December 31, 2000, represents a loan from a former shareholder of ITS. The loan does not have any repayment terms.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         Effective December 22, 2000, ITS Networks Inc. (the "Company") entered into a Share Exchange Agreement (the "Agreement") with the shareholders of ITS Europe, S.L., a Spanish telecommunications company. Under the terms of the Agreement, the Company issued 16,866,677 shares of its Common Stock in exchange for all of the issued and outstanding Common Stock of ITS Europe, S.L. which became a wholly owned subsidiary of the Company.

         In connection with the change in the principal line of business of the Company to telecommunications, the Company sold and transferred all rights to its Smart Shopper technology, in consideration of the payment of all of the current liabilities of the Company, to Stephen A. Beloyan, the former President and a former director of the Company. This obligation was satisfied by the exercise of a warrant to purchase 20,000 share of Common Stock at an exercise price of $1.00 per share by Mr. Beloyan.

RESULTS OF OPERATIONS

         The Company's prior full fiscal year ended September 30, 2000, is not indicative of the Company's current business plan and operations. Prior to December 2000, the Company was a development stage technology company and had no revenues. After the Company's acquisition of ITS Europe, S.L., the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the results of operations for the Company's telecommunications operations consisting primarily of its wholly owned subsidiary ITS Europe, S.L. The Company will discuss its current operations and its future products and their plans for growth through acquisition. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided in the previous Annual Report, Form 10-KSB, filed for the period ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED DECEMBER 31, 2000

         On December 22, 2000, the Company acquired 100% of ITS Europe, S.L., a telecommunications company based in Malaga, Spain. ITS Europe S.L. is a provider of numerous telecommunications services and products within Spain; all of the operations of ITS Europe, S.L. was founded prior to the deregulation of the telecommunications industry in Spain in 1998.

         The following table sets forth certain operating information regarding the Company:

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31
                                        ---------------------------------------
                                                2000                    1999
                                        -------------------    ----------------
                                                       (unaudited)

Revenues.............................     $      390,000          $   303,000

Cost of goods sold...................     $      317,000          $   290,000

General and administrative expenses..     $      250,000          $   219,000

Net income (loss)....................     $     (212,000)         $  (220,000)

Net income (loss)....................     $         (.01)         $      (.01)


THREE MONTHS ENDED DECEMBER 31, 2000, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

         Revenues for the quarter ended December 31, 2000, increased 28.7% to $390,000 from $303,000 for the quarter ended December 31, 1999. This increase was due primarily to the growth in customers and increased sales of telecommunications services.

COST OF GOODS SOLD/GROSS MARGIN

         Cost of goods sold increased from $290,000 or 95.7% of the revenues for the quarter ended December 31, 1999, to $317,000 or 81.3% of revenues in the quarter ended December 31, 2000. This increase of $27,000 was primarily due to the expansion of business. This growth showed an improvement in the gross margin of 14.4%. This improvement in the gross margin and lowered cost of goods sold on a percentage basis was due to lowered costs related to higher usage and more efficient pricing.

EXPENSES

         Expenses consist of sales and marketing, operating, and general and administrative costs, and depreciation and amortization. Expenses for the quarter ended December 31, 2000, increased to $266,000 from $231,000 for the quarter ended December 31, 1999, a 15.2% increase. However, as a percentage of revenues, the Company showed an improvements in expenses of 12% with expenses for the quarter ended December 31, 2000 equating to 68% of revenues while expenses for the quarter ended December 31, 1999, equated to 76% of revenues. The increase of overall expenses was primarily related to the growth in salaries and administrative costs.

LOSS FROM OPERATIONS

         Loss from operations for the quarter ended December 31, 2000, decreased 11.5% to $193,000 from $218,000 for the quarter ended December 31, 1999. This decrease was primarily due to an increase in revenues and a decrease in costs.

NET LOSS

         Net loss for the quarter ended December 31, 2000, decreased 3.6% to $212,000 from $220,000 for the quarter ended December 31, 1999. This decrease was primarily due to an increase in revenues and a decrease in costs. However, the net loss increased by $15,000 or 3.8% of revenues due to a one-time write off of losses on investments sold.

PLAN OF OPERATIONS FOR THE COMPANY

         The Company's goal for the current fiscal year is to internally grow its existing customer base through its marketing plan. This marketing plan will feature combinations of services to build revenues both with existing and new customers. Combining telecommunication services is an unusual product and marketing focus within Spain. This campaign is designed to also enhance customer service to both entice and hold customers' loyalty to the Company.

         At present, the Company is in discussions with several other telecommunications companies in an effort to grow the Company through acquisition. It is the Company's goal to acquire similar telecommunications companies, primarily in Spain. However, no specific acquisitions are presently planned.

         The Company has contracted with Alo Communications, S.A. to purchase telephone time. The contract is variable by the number of minutes used and the point-to-point destination of the call. The contract was entered into in May 1999 and has a five-year term. The contract is priced under market at present.

LIQUIDITY AND CAPITAL RESOURCES

         In July 2000, ITS Europe, S.L. raised approximately $900,000 through a direct investment by their shareholders. In December 2000, the shareholders of ITS Europe, S.L. loaned $416,000 to the Company. The Company anticipates that its present capital resources shall be sufficient to fund operations until the end of May 2001. At present the Company is in talks with financial institutions to negotiate additional credit facilities for the purposes of internal growth and to finance the acquisitions of the Company.

         The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

CAPITAL EXPENDITURES

         The Company's anticipated capital expenditures for the year ending September 30, 2001, is primarily expected to consist of marketing costs for the Company and costs related to potential acquisitions.

         At present, the Company is developing its marketing budget related to its expanded sales and marketing campaign.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31
                                             -----------------------------------
                                                  2000                 1999
                                             --------------       --------------

Net cash used in operating activities         $   (137,000)        $    (89,000)

Net cash used in investing activities         $    (34,000)        $    (99,000)

Net cash provided by financing activities     $   (284,000)        $    360,000



         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month period ended December 31, or in the three month period ended December 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided primarily by the sale of its Common Stock and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue an offering of its securities.

         At December 31, 2000, the Company had current assets of $354,000 and current liabilities of $500,000, resulting in a working capital deficit of $146,000.

         Net cash used in operating activities increased to $137,000 for the three months ended December 31, 2000, from $89,000 for the three months ended December 31, 1999, a difference of $48,000. The increase in net cash used in operating activities was primarily attributable to the increase in its marketing and administrative costs.

                               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         Effective December 22, 2000, ITS Networks Inc. (the "Company") entered into a Share Exchange Agreement (the "Agreement") with the shareholders of ITS Europe, S.L., a Spanish telecommunications company. Under the terms of the Agreement, the Company issued 16,866,677 shares of its Common Stock in exchange for all of the issued and outstanding common stock of ITS Europe, S.L. which became a wholly owned subsidiary of the Company.

         During January 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation of the Company to change its corporate name to ITS Networks Inc. from Technology Systems International, Inc., and to increase its authorized number of shares of Common Stock to 50,000,000 shares from 25,000,000 shares. In addition, the Company changed the trading symbol for its Common Stock on the NASD electronic bulletin board over-the-counter market from TYSN to ITSN.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 2000.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

         None

     (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ITS NETWORKS INC.


Date:    February 19, 2001                  By:  /s/ Frederic Cohen
                                               ---------------------------------
                                                  Frederic Cohen, President,
                                                  Chief Financial Officer, and
                                                  Principal Accounting Officer