Form 10QSB
period 2001-03-31
TECHNOLOGY SYSTEMS INTERNATIONAL INC /FL/
filed 2001-05-24
CIK 1101688

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


                                011-3495-277-2057
                         -------------------------------
                           (ISSUER'S TELEPHONE NUMBER)


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

                                  ITS NETWORKS INC.


                                        INDEX



PART I.      FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheet as of March 31, 2001.....................

               Consolidated Statements of Operations for the three and
               six months ended March 31, 2001 and 2000............................

               Consolidated Statements of Cash Flows for the three and
               six months ended March 31, 2001 and 2000............................

               Notes to Consolidated Financial Statements..........................

Item 2.        Management's Discussion and Analysis or Plan of Operations..........

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings...................................................

Item 2.        Changes in Securities...............................................

Item 3.        Defaults on Senior Securities.......................................

Item 4.        Submission of Matters to a Vote of Security Holders.................

Item 5.        Other Information...................................................

Item 6.        Exhibits and Reports on Form 8-K....................................

               Signatures..........................................................


                        ITS NETWORKS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                      ASSETS
CURRENT ASSETS:
Cash                                                           $     4,000
Short-term investments                                             113,000
Accounts receivable                                                 52,000
Prepaid expenses                                                    11,600
Recoverables                                                        28,400
                                                               ------------
CURRENT ASSETS                                                     209,000
                                                               ------------

Long-term investments                                               11,000
Property & equipment                                               203,000
Intangible assets                                                    4,000
                                                               ------------
NON-CURRENT ASSETS                                                 218,000
                                                               ------------
Total Assets                                                   $   427,000
                                                               ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable & accrued expenses                            $   467,000
Short-term payables to bank                                         56,000
                                                               ------------
TOTAL CURRENT LIABILITIES                                          523,000
                                                               ------------

Due to related parties                                             447,000
                                                               ------------
TOTAL LIABILITIES                                                  970,000
                                                               ------------

STOCKHOLDERS' DEFICIT
Common stock; par value $0.001, 50,000,000 shares
authorized; 21,336,667 shares outstanding                           21,317
Additional paid in capital                                       1,297,000
Accumulated deficit                                             (2,166,000)
Accumulated other comprehensive income                             304,683
                                                               ------------
STOCKHOLDERS' DEFICIT                                          $  (543,000)
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   427,000
                                                               ============

                        ITS NETWORKS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                      MARCH 31,                            MARCH 31,
                                                              2001               2000               2001              2000
                                                              ----               ----               ----              ----

Sales                                                     $   464,000        $   306,000       $   854,000       $   609,000
Cost of goods sold                                            321,000            296,000           638,000           586,000
                                                          -------------------------------      ------------------------------
GROSS PROFIT                                                  143,000             10,000           216,000            23,000
                                                          -------------------------------      ------------------------------

OPERATING EXPENSES:
General & administrative expenses                             320,000            226,000           570,000           445,000
Depreciation and amortization expense                           5,000              6,000            13,000            11,000
Provision for doubtful accounts                                19,000             26,000            27,000            33,000
                                                          -------------------------------      ------------------------------
                                                              344,000            258,000           610,000           489,000
                                                          -------------------------------      ------------------------------
OPERATING LOSS                                               (201,000)          (248,000)         (394,000)         (466,000)
                                                          -------------------------------      ------------------------------

OTHER INCOME (EXPENSES) :
Interest Income                                                     -              1,000             1,000             1,500
Interest Expense                                               (2,000)            (1,000)           (7,000)           (5,250)
Loss on sale of fixed assets                                   (2,000)                 -           (17,000)                -
Other Income                                                        -                  -                 -             1,750
                                                          -------------------------------      ------------------------------
                                                               (4,000)                 -           (23,000)           (2,000)
                                                          -------------------------------      ------------------------------
Net loss                                                  $  (205,000)       $  (248,000)      $  (417,000)      $  (468,000)
                                                          ===============================      ==============================


Basic & diluted earnings per share computation:
  Net loss for the period ended                              (205,000)          (248,000)         (417,000)         (468,000)
  Total outstanding shares                                 21,316,677         21,316,677        21,316,677        21,316,677
  Basic & diluted earnings per share                      $     (0.01)       $     (0.01)      $     (0.02)      $     (0.02)
                                                          ===============================      ==============================

                        ITS NETWORKS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                           $(417,000)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
  Depreciation and amortization                                       13,000
  Capitalization restructure, net                                      6,000
  Loss on sale of fixed assets                                         2,000
Decrease (Increase) in operating assets:
  Accounts receivable                                                 19,000
  Prepaid expenses                                                   (11,600)
  Decrease in recoverables                                            (5,400)
Increase (Decrease) in operating liabilities:                              -
  Accounts payable and accrued expenses                               50,000
  Related party payables                                                   -
                                                                   ----------
NET CASH USED BY OPERATING ACTIVITIES                               (344,000)
                                                                   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                  (5,000)
  Cash proceeds from the sale of fixed assets                          3,000
  Cash proceeds from the sale of short-term investments                3,000
  Cash payments for the purchase of property and equipment           (33,000)
                                                                   ----------
NET CASH USED BY INVESTING ACTIVITIES                                (32,000)
                                                                   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from related party                                   447,000
  Cash paid for long-term loan                                      (132,000)
  Cash received from bank                                             56,000
                                                                   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            371,000
                                                                   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH, NET                               -
                                                                   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (5,000)


Cash and cash equivalents, beginning of period                         9,000
                                                                   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   4,000
                                                                   ==========

                        ITS NETWORKS INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Six Months Ended March 31, 2001

1. Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended March 31, 2001, and the three months March 31, 2001, respectively, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Technology Systems International, Inc.'s, its former corporate name (the "Company"), annual report on Form 10- KSB for the year ended September 30, 2000.

2. Stock Acquisition

         On December 22, 2000, the Company issued 16,886,667 shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS"), a Spanish telecommunications company. For accounting purposes, the acquisition is being recorded as a recapitalization of ITS, with ITS as the acquirer. The 16,866,677 shares issued are treated as issued by ITS for cash, and they are being shown as outstanding for all period presented in the same manner as a stock split. For the three and six month period ended March 31, 2001, the financial statements of the Company reflect the results of operations of the Company and ITS through March 31, 2001. The consolidated financial statements for comparative March 31, 2000 period, reflect the results of operations and financial position of ITS. Pro forma information for this transaction is not presented because, as of the date of the transaction, the Company was considered a public shell.

3. Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") NO. 109, "Accounting for Income Taxes", which requires an asset and liabilities approach to determine deferred taxes. The deferred assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

         The Company files a consolidated return with its subsidiaries that are eligible to be consolidated. Separate provisions for income taxes are calculated for subsidiaries that are not eligible for consolidation into the U.S. federal income tax return.

4. Loss per Share

         Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. There are no common stock equivalents outstanding at March 31, 2001.

5. Related Party Transaction

         The balance of $447,000 at March 31, 2001, represents a loan from a former shareholder of ITS. The loan does not have any repayment terms.

6. Foreign Currency Translation/Transactions

         The assets and liabilities of ITS, whose functional currency is the peseta, are generally translated into US dollars at current exchange rates. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's prior full fiscal year ended September 30, 2000, is not indicative of the Company's current business plan and operations. Prior to December 2000, the Company was a development stage technology company and had no revenues. After the Company's acquisition of ITS Europe, S.L., through a share exchange agreement entered on December 22, 2000, the Company's current business plan was implemented. Therefore, this Managements Discussion and Analysis will discuss the results of operations for the Company's telecommunications operations consisting primarily of its wholly owned subsidiary ITS Europe, S.L. The Company will discuss its current operations and its future products and their plans for growth through acquisition. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided in the previous Annual Report on Form 10-KSB, filed for the period ended September 30, 2000.

RESULTS OF OPERATIONS FOR ITS EUROPE S.L. FOR THE QUARTER ENDED MARCH 31, 2001 AND FOR THE SIX MONTHS ENDED MARCH 31, 2001

On December 22, 2000, the Company acquired 100% of ITS Europe, S.L. a telecommunications company based in Malaga, Spain. ITS Europe, S.L. is a provider of numerous telecommunications services and products within Spain; all of the operations of ITS Europe, S.L. was founded prior to the deregulation of the telecommunications industry in Spain in 1998.

REVENUES

Revenues for the quarter ended March 31, 2001, increased 52% to $464,000 from $306,000 for the quarter ended March 31, 2000. For the six months ended March 31, 2001 revenues increased 40% to $854,000 from $609,000 for the six months ended March 31, 2000. These increases were due primarily to the growth in customer base and increased sales of telecommunications services.

COST OF GOODS SOLD/GROSS MARGIN

Cost of goods sold increased to $321,000, or 69% of revenues for the quarter ended March 31, 2001, from $296,000 or 97% of revenues in the quarter ended March 31, 2001. This increase of $25,000 was primarily due to the expansion of business. For the six months ended March 31, 2001, cost of goods sold increased to $638,000 from $586,000 for the six months ended March 31, 2000 or 74% and 96% of revenues for the respective periods. The improvement in gross margin is reflective of lower costs related to higher usage and more efficient pricing in the operations of the Company.

EXPENSES

Expenses consist of sales and marketing, operating, and general and administrative costs, and depreciation and amortization. Expenses for the quarter ended March 31, 2001, increased to $344,000 from $258,000 for the quarter ended March 31, 2000, a 33% increase. However, as a percentage of revenues, the Company showed an improvement in expenses of 10% with expenses for the quarter ended March 31, 2001 equaling 74% of revenues while expenses for the quarter ended March 31, 2000 equaling 84% of revenues. Expenses for the six months ended March 31, 2001 increased to $610,000 or 71% of revenues, from $489,000, or 80% of revenues, for the six months ended March 31, 2000, showing an improvement of 9% for the six months ended March 31, 2001. The increase of overall expenses was primarily related to the growth in salaries and administrative costs of business operations.

LOSS FROM OPERATIONS

Loss from operations for the quarter ended March 31, 2001 decreased 19% to $201,000 from $248,000 for the quarter ended March 31, 2000. For the six months ended March 31, 2001, the loss from operations decreased 15% to $394,000 from $489,000 for the six months ended March 31, 2000. This decrease was primarily due to a 52% increase in revenues for the three months period ended March 31, 2001 and a 40% increase in revenues for the six months ended March 31, 2001.

NET LOSS

Net loss for the quarter ended March 31, 2001 decreased 17% to $205,000 from $248,000 for the quarter ended March 31, 2000. The net loss for the six months ended March 31, 2001 decreased to $417,000 from $468,000 for the six months ended March 31, 2000. This decrease was primarily due to a 52% increase in revenues for the three months period ended March 31, 2001 and a 40% increase in revenues for the six months ended March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, ITS Europe, S.L. raised approximately $900,000 of capital through a direct investment by their shareholders. The shareholders of ITS Europe, S.L. loaned $447,000 to the Company. The Company anticipates that its present capital resources shall be sufficient to fund operations until the end of May 2001. At present the Company is in talks with financial institutions to negotiate additional credit facilities for the purposes of internal growth and to finance the acquisitions of the Company. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during the six month period ended March 31, 2001, except as described in Item 2 above.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

         None

         (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ITS NETWORKS INC.

Date: May 23, 2001                             By: /s/ Frederic Cohen
                                                  ------------------------------
                                                   Frederic Cohen, President,
                                                    Chief Financial Officer, and
                                                   Principal Accounting Officer