Form 10QSB
period 2001-06-30
ITS NETWORKS INC
filed 2001-08-24
CIK 1101688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______________ TO ________________

         COMMISSION FILE NUMBER: 0-24857

                                ITS NETWORKS, INC.
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)


          FLORIDA                                       52-2137517
-------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


           PARQUE TECHNOLOGICO DE ANDALUCIA, CENTRO DE EMPRESAS-P5,6Y7
           -----------------------------------------------------------
                       29590, CAMPANILLAS (MALAGA), SPAIN
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                011-3495-277-2057
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                  CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
         YES    NO
            ----  ----

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

                                ITS NETWORKS INC.


                                     INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheet as of June 30, 2001................... 3

              Consolidated Statements of Operations for the nine
              months ended June 30, 2001....................................... 4

              Consolidated Statements of Cash Flows for the nine
              months ended June 30, 2001....................................... 5

              Notes to the Consolidated Financial Statements for the three and nine months ended June 30, 2001.............................. 6

Item 2.       Management's Discussion and Analysis or Plan of Operations....... 8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................10

Item 2.       Changes in Securities............................................10

Item 3.       Defaults on Senior Securities....................................10

Item 4.       Submission of Matters to a Vote of Security Holders..............11

Item 5.       Other Information................................................11

Item 6.       Exhibits and Reports on Form 8-K.................................11

              Signatures.......................................................11

Item 1.  Financial Statements

ITS NETWORKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001
(UNAUDITED)

                                 ASSETS

CURRENT ASSETS:

Cash                                                                   $      8,000
Short-term investments                                                        5,000
Accounts receivable                                                          53,000
Prepaid expenses                                                              6,000
VAT Recoverables                                                             22,000
                                                                     --------------
TOTAL CURRENT ASSETS                                                         94,000
                                                                     --------------

Long-term investments                                                         7,000
Property & equipment                                                        200,000
Intangible assets                                                             3,000
                                                                     --------------
NON-CURRENT ASSETS                                                          210,000
                                                                     --------------
TOTAL ASSETS                                                           $    304,000
                                                                     ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                  $    405,000
Short-term payables to bank                                                  49,000
                                                                     --------------
TOTAL CURRENT LIABILITIES                                                   454,000
                                                                     --------------
Due to related parties                                                      680,000
                                                                     --------------
TOTAL LIABILITIES                                                         1,134,000
                                                                     --------------

STOCKHOLDERS' DEFICIT
Common stock; par value $0.001, 50,000,000 shares
authorized; 21,316,667 shares issued and outstanding.                        21,317
Additional paid in capital                                                1,224,000
Accumulated deficit                                                      (2,193,000)
Accumulated other comprehensive income:                                     117,683
                                                                     --------------
STOCKHOLDERS' DEFICIT                                                  $   (830,000)
                                                                     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    304,000
                                                                     ==============

ITS NETWORKS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                           JUNE 30                          JUNE 30
                                               ----------------------------       ---------------------------
                                                   2001            2000                2001           2000
                                                   ----            ----                ----           ----
Sales                                          $    661,000    $    319,000       $  1,515,000   $    928,000
Cost of goods sold                                  549,000         202,000          1,187,000        788,000
                                               ----------------------------       ---------------------------
GROSS PROFIT                                        112,000         117,000            328,000        140,000
                                               ----------------------------       ---------------------------

OPERATING EXPENSES:

General & administrative expenses                   373,000         574,000            943,000      1,019,000
Depreciation and amortization expense                 7,000           6,000             20,000         17,000
Provision for doubtful accounts                      17,000          25,000             44,000         58,000
                                               ----------------------------       ---------------------------
                                                    397,000         605,000          1,007,000      1,094,000
                                               ----------------------------       ---------------------------
OPERATING LOSS                                     (285,000)       (488,000)          (679,000)      (954,000)
                                               ----------------------------       ---------------------------

OTHER INCOME (EXPENSES):
Interest Income                                         -                                1,000          1,500
Interest Expense                                    (34,000)        (15,000)           (41,000)       (20,250)
Loss on sale of investment                              -                              (15,000)           -
Loss on sale of fixed assets                            -                               (2,000)           -
Other Income                                            -                                  -            1,750
                                               ----------------------------       ---------------------------
                                                    (34,000)        (15,000)           (57,000)       (17,000)
                                               ----------------------------       ---------------------------
NET LOSS                                       $   (319,000)   $   (503,000)      $   (736,000)  $   (971,000)
                                               ============================       ============================


    Net loss per common share - basic and
    diluted                                           (0.01)          (0.02)             (0.03)         (0.05)
                                               ============================       ===========================
    Weighted average number of common
    shares outstanding                           21,316,677      21,316,677         21,316,677     21,316,677
                                               ============================       ===========================

The components of comprehensive loss are:

Net loss                                       $   (319,000)   $   (503,000)      $   (736,000)  $   (971,000)
Change in foreign currency translation
adjustment                                         (187,000)            -              117,683            -
                                               ----------------------------       ---------------------------
Comprehensive loss                             $   (506,000)   $   (503,000)      $   (618,317)  $   (971,000)
                                               ============================       ===========================

ITS NETWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     FOR THE NINE
                                                                     MONTHS ENDED
                                                                     JUNE 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                             $   (736,000)
  Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation and amortization                                          20,000
    Capitalization restructure, net                                         6,000
    Loss on sale of fixed assets                                            2,000
  Decrease (Increase) in operating assets:
    Accounts receivable                                                    18,000
    Short-term investments                                                106,000
    Prepaid expenses                                                       (6,000)
    Decrease in VAT recoverables                                            1,000
    Other assets                                                            1,000
  Increase (Decrease) in operating liabilities:                               -
    Accounts payable and accrued expenses                                   2,000
    Related party payables                                                    -
                                                                   --------------
NET CASH USED BY OPERATING ACTIVITIES                                    (586,000)
                                                                   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash proceeds from the sale of long-term investments                      4,000
  Cash proceeds from the sale of fixed assets                               3,000
  Cash payments for the purchase of property and equipment                (49,000)
                                                                   --------------
NET CASH USED BY INVESTING ACTIVITIES                                     (42,000)
                                                                   --------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash received from related party                                        680,000
  Payments on long-term loan                                             (132,000)
  Payments on bank loan                                                    (7,000)
  Proceeds from bank loan                                                  56,000
                                                                   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 597,000
                                                                   --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH, NET                               30,000
                                                                   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,000)


Cash and cash equivalents, beginning of period                              9,000
                                                                   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $      8,000
                                                                   ==============

                        ITS NETWORKS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended June 30, 2001, respectively, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Technology Systems International, Inc.'s, [former corporate name] (the "Company") annual report on Form 10- KSB for the year ended September 30, 2000.

2.  STOCK ACQUISITION

On December 22, 2000, the Company issued 16,886,667 shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS"), a Spanish telecommunications company. For accounting purposes, the acquisition is being recorded as a recapitalization of ITS, with ITS as the acquirer. The 16,866,677 shares issued are treated as issued by ITS for cash, and they are being shown as outstanding for all period presented in the same manner as a stock split. For the three and nine month periods ended June 30, 2001, the financial statements reflect the results of operations of the Company and ITS. The consolidated financial statements for the comparative June 30, 2000 periods, reflect the results of operations and financial position of ITS. Pro forma information for this transaction is not presented because, as of the date of the transaction, the Company was considered a public shell.

3.  LOSS PER SHARE

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding, including the shares issued in the stock acquisition as outstanding for all periods presented. There are no common stock equivalents outstanding at June 30, 2001.

4.  RELATED PARTY TRANSACTION

The balance of $680,000 at June 30, 2001 represents a loan from a former shareholder of ITS. The loan is interest free and does not have any repayment terms.

5.  FOREIGN CURRENCY TRANSLATION/TRANSACTIONS

The assets and liabilities of ITS, whose the functional currency is the peseta, are generally translated into US dollars at current exchange rates. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

6.  SUBSEQUENT EVENTS

The Company has entered into two commitments and agreements for marketing campaigns, through October 31, 2001. The first is expected to expire on October 31, 2001 and will cost the Company approximately $184,000. The second agreement has no fixed term and will cost the Company 600,000 shares of restricted common stock.

7.  NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, in July 2001.

Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends will be January 1, 2002.

The Company expects that adoption of these new statements will not have a material impact on its financial statements.

                        ITS NETWORKS INC. AND SUBSIDIARY
                                     (MD&A)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The Company's prior full fiscal year ended September 30, 2000 is not indicative of the Company's current business plan and operations. Prior to December 2000, the Company was a development stage technology company and had no revenues. After the Company's acquisition of ITS Europe, S.L., through a share exchange agreement entered on December 22, 2000, the Company's current business plan was implemented. Therefore, this Management Discussion and Analysis will discuss the results of operations for the Company's telecommunications operations consisting primarily of its wholly owned subsidiary ITS Europe, S.L. The Company will discuss its current operations and its future products and their plans for growth through acquisition. For information concerning the Company's prior full fiscal year, the Company refers the reader to the financial statements provided in the previous Annual Report on Form 10-KSB filed for the year ended September 30, 2000.

RESULTS OF OPERATIONS FOR ITS EUROPE S.L. FOR THE QUARTER ENDED JUNE 30, 2001 AND FOR THE NINE MONTHS ENDED JUNE 30, 2001

On December 22, 2000, the Company acquired 100% of ITS Europe, S.L. a telecommunications company based in Malaga, Spain. ITS Europe is a provider of various telecommunications services and products within Spain; all of the operations of ITS Europe, S.L. were founded prior to the deregulation of the telecommunications industry in Spain in 1998.

REVENUES

Revenues for the quarter ended June 30, 2001 increased 107% to $661,000 from $319,000 for the quarter ended June 30, 2000. For the nine months ended June 30, 2001 revenues increased 63% to $1,515,000 from $928,000 for the nine months ended June 30, 2000. These increases were due primarily to the growth in customer base and increased sales of telecommunications services.

COST OF GOODS SOLD/GROSS MARGIN

Cost of goods sold increased to $549,000, or 83% of revenues for the quarter ended June 30, 2001, from $202,000 or 86% of revenues in the quarter ended June 30, 2001. This increase of $347,000 was primarily due to the expansion of business. For the nine months ended June 30, 2001, cost of goods sold increased to $1,187,000 from $788,000 for the nine months ended June 30, 2000, or 78% and 85% of revenues for the respective periods. The improvement in gross margin is partially offset by the increase in sales of lower margin products in the last quarter.

EXPENSES

Expenses consist of sales and marketing, operating, and general and administrative costs, and depreciation and amortization. Expenses for the quarter ended June 30, 2001 decreased to $397,000 from $605,000 for the quarter ended June 30, 2000, a 34% decrease. As a percentage of revenues, expenses for the quarter ended June 30, 2001 were 60% of revenues while expenses for the quarter ended June 30, 2000 were 190% of revenues. Expenses for the nine months ended June 30, 2001 decreased to $1,007,000 or 66% of revenues, from $1,094,000, or 118% of revenues, for the nine months ended June 30, 2000.
This decrease in expenses is the result of a restructuring plan to reduce overhead.

LOSS FROM OPERATIONS

Loss from operations for the quarter ended June 30, 2001 decreased 42% to $285,000 from $488,000 for the quarter ended June 30, 2000. For the nine months ended June 30, 2001, the loss from operations decreased 29% to $679,000 from $954,000 for the nine months ended June 30, 2000. This decrease was primarily due to a 107% increase in revenues for the three month period ended June 30, 2001, and a 63% increase in revenues for the nine month period ended June 30, 2001.

NET LOSS

Net loss for the quarter ended June 30, 2001, decreased 37% to $319,000 from $503,000 for the quarter ended June 30, 2000. The net loss for the nine months ended June 30, 2001 decreased 24% to $736,000 from $971,000 for the nine months ended June 30, 2000. This decrease was primarily due to a 107% increase in revenues for the three months ended June 30, 2001, and a 63% increase in revenues for the nine months ended June 30, 2001, as well as a reduction in operating expenses

PLAN OF OPERATIONS FOR THE COMPANY

The Company's goal for the current fiscal year is to internally grow its existing customer base through its marketing plan. This marketing plan will feature combinations of services to build revenues both with existing and new customers. Combining telecommunication services is an unusual product and marketing focus within Spain. This campaign is designed to also enhance customer service to both entice and hold customers' loyalty to the Company. At present, the Company is in discussions with several other telecommunications companies in an effort to grow the Company through acquisitions. It is the Company's goal to acquire similar telecommunications companies, primarily in Spain. However, no specific acquisitions are presently planned.

The Company has contracted with Alo Communications, S.A. to purchase telephone time. The contract is variable by the number of minutes used and the point-to-point destination of the call. The contract was entered into in May 1999 and has a five-year term. The contract is priced under market at present.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, ITS Europe, S.L. raised approximately $900,000 of capital through a direct investment by ITS shareholders. In the current quarter, the shareholder of ITS Europe, S.L. loaned an additional $233,000 to the Company. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the security holders of the Company during the nine month period ended June 30, 2001, except as described in Item 2 above.

Item 5. OTHER INFORMATION.

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS

        None

        (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ITS NETWORKS INC.

Date: August 24, 2001                By: /s/ Frederic Cohen
                                         ------------------------------
                                             Frederic Cohen,
                                             President, Chief Financial Officer,
                                             and Principal Accounting Officer