Form 10KSB40
period 2001-09-30
ITS NETWORKS INC
filed 2002-01-14
CIK 1101688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                         COMMISSION FILE NUMBER: 0-30611


                                ITS NETWORKS INC.
                                -----------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


               FLORIDA                                  52-2137517
   -----------------------------------    --------------------------------------
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


       EDIF. MARINA MARBELLA, SEVERO OCHOA, 28, 3-A, 29600 MARBELLA, SPAIN
       -------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


ISSUER'S TELEPHONE NUMBER: 011-34-656-842-899


SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:



         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
                N/A                                      N/A


SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, PAR VALUE $.001

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $ 2,381,000
                                                               ----------------

      The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2001:
            Common stock, $.001 par value: $1,725,333.
                                           ----------

      The number of shares of the registrant's common stock outstanding as of September 30, 2001:
            21,336,667 shares.

      Documents incorporated by reference:  None

      Transitional Small Business Disclosure Format:

                                    Yes      No  X
                                        ---     ---

                                TABLE OF CONTENTS



PART I

Item 1.  Description of Business ..............................................   1

Item 2.  Description of Property ..............................................  13

Item 3.  Legal Proceedings ....................................................  13

Item 4.  Submission of Matters to Vote of Security Holders ....................  13

PART II

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and
         Other Stockholder Matters ............................................  13

Item 6.  Managements Discussion and Analysis and Plan of Operations ...........  15

Item 7.  Financial Statements .................................................  21

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .................................................  21

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. ...................  21

Item 10. Executive Compensation ...............................................  22

Item 11. Security Ownership of Certain Beneficial Owners and Management .......  23

Item 12. Certain Relationships and Related Transactions .......................  24

Item 13. Exhibits and Reports on Form 8-K .....................................  24

Financials .................................................................... F-1

Signatures ....................................................................  26

Exhibits ......................................................................  27


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      ITS Networks Inc. (the "Company") was incorporated under the laws of the State of Florida on November 23, 1998. However, it did not conduct any significant operations until December 2000 when there was a change in control of the Company. The new controlling stockholders changed its corporate name from Technology Systems International, Inc. to ITS Networks Inc. and increased the authorized number of shares of common stock from 25,000,000 to 50,000,000 shares. The previous directors and officers resigned in January 2001, and the present directors and officers of the Company were elected.

      In connection with the change of control of the Company in December 2000, the Company acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company that was organized in 1995. As a result, ITS Europe, S.L. became a wholly owned subsidiary of the Company.

      The Company has moved its principal executive offices to Marbella, Spain. The Company also has operations offices in Madrid, Seville and Tarragona in Spain; in Las Palmas, Grand Canary Islands; and in Majorca.

      The Company holds an "A" Licence of National Operator in Spain. ITS Europe, S.L. has Level One switching equipment at its Marbella, Spain headquarters. ITS offers telecommunications services for both telephone and internet, including cellular services. ITS offers the market a direct pre-selected fixed line services, cellular services, e-mail, broadband, dial around calling, calling cards, auto dialers, call back services, business to business E-commerce, and other Internet and Web design services.

      The Company currently has approximately 140 full-time salaried and commissioned employees, and has numerous independent marketing personnel to generate sales of its telecommunication services and products, primarily to small and medium size companies in Spain.

TELECOMMUNICATION INDUSTRY IN SPAIN

      The Company is engaged in the telecommunication industry, primarily in Spain. The telecommunications market in Europe has a long history in terms of the development of international communications, with telegraph services having been the initial medium. Long distance services has undergone a transformation from a voice-based driven market, to a data, video and multimedia market. Telecommunications services include voice, data, video and multimedia communications emanating from a western European country and terminating either within western Europe or outside western Europe. A limited number of operators have traditionally dominated the European telecommunications market. In Spain, the principal operator has been Telefonica S.A. It was a monopoly and therefore was not open to the same commercial competition of other industries and few changes were made in the delivery of telecommunications services. Full deregulation was instituted in Spain on December 1, 1998, almost a year behind most other countries in western Europe. All European markets are now deregulated. Telefonica S.A. continues to hold the major market presence today in Spain. Telefonica S.A. is now facing stiffer competition for the first time since full privatization. This is an industry that is in many ways 20 years behind the deregulation process that the U.S. experienced.

PRODUCTS AND SERVICES

      CELLULAR SERVICES. The average cost of cellular calls in Spain is approximately 75 pesetas per minute for domestic calls to 160 pesetas per minute for international calling. An average cellular call placed with the Company has a cost of approximately 40 pesetas per minute. The cellular service offered to customers is through 900 or 800 Access. The customer dials a toll free 900 or 800 access number, which may be stored in the telephone's memory.

Once a connection tone is heard, the customer dials the number they desire. When the call is complete, the customer may hang up or press ## for further calls.

      This service can be used for domestic (within Spain) and international cellular calling. The cellular market according to REUTERS as of May 2000, accounted for approximately 45% of all telephone services in Spain.

      FIXED LINE SERVICES. A recent addition to the Company's product line is its direct or fixed line service. The consumer can now choose the Company as their service provider by instructing Telefonica S.A. to change their service. The Company is now able to provide this service due to its relationship with Alo, Spain's sixth largest telephone service provider.

      BUSINESS TO BUSINESS SERVICES. The "B 2 B" solutions offered to the our customers includes Web and Intranet Hosting, Web Design, E-Commerce systems and other services. All of the services are fully digital and include security with full encryption. Currently, the Company has an in-house internet design staff and is in the initial stages of offering a full slate of services.

      The Web Design is fully integrated to the customers' exact specifications. These are state of the art design services including full graphic capabilities with high definition streaming video and sound. There is an initial design fee and a monthly maintenance fee.

      Web Hosting includes full E-mail with a control panel, full Web Based Mail, full site statistics generated in Real Time, and a full 750 megs of disk space to store the client's Website, 5 GIGS of Traffic, CyberCash Support and more.

      DSL SERVICES. Digital Subscriber Line (DSL) is a service that offers a faster Internet connection than a standard dial-up connection. DSL is a newly marketed service within Spain. The Company will be offering three levels of service to both business and residential customers. The level of service will be relative to speed and type of usage.

      DSL uses the existing phone line and in most cases does not require an additional phone line. The DSL service attaches to an existing phone line. This gives 24-hour, 7-day per week access and does not tie up the phone line.

      These digital services will ultimately be used to deliver bandwidth-intensive applications like video on demand and distance learning. More immediately, today DSL is for the first time putting high-speed Internet access within the reach of small and medium size businesses.

      These levels of service will be priced at an average of approximately $50 (U.S.) per month per line. Each DSL subscription will include the necessary modem.

      CALL BACK SERVICES. The Company offers Call Back Services to its customers. Call Back is a telephone service in which the customer dials a pre-set number, they let the phone ring once and in a matter of seconds, they are "called back" at which time they dial the number desired on a much less expensive line. If the customer needs to make multiple calls, they dial ## at the end of the call and they then can continue with additional calls.

      DIAL AROUND LONG DISTANCE. The Company offers its customers its Dial Around services which focuses primarily on two products:

      * 1052 Dialing - normally used on a residence or business fixed line telephone. The 1052 code can be dialed or stored in the memory of the user's phone. Once the 1052 prefix is dialed, then the number required is immediately dialed for the connection. When the call is completed, the customer simply hangs up.

      * 900 or 800 Access - this can be used with mobile phones in addition to fixed line telephones. The customer dials a toll free 900 or 800 access number, which may be stored in the telephone's memory. Once a connection tone is heard the customer dials the number they desire. When the call is complete, the customer may hang up or press ## for further calls.

      Both of these Dial Around services can be used for domestic (within Spain) and international calling.

      AUTO DIALERS. The Company continues to install Auto Dialers; however, in the near future they will be replaced with our direct switching equipment. The Auto Dialer is a small piece of hardware installed by our technicians. It is installed in the customer's home or business. The Auto Dialer can be installed with voice or data lines. It automatically directs all calls through the our systems, which can reflect savings to the customer on their overall telephone bill.

      WIRELESS LOCAL LOOP. The Wireless Local Loop is a new product being offered by the Company. This service requires the construction of small antennas with receivers, approximately 1 meter in diameter, to be placed on towers or tops of buildings. This equipment in turn both receives and broadcasts directly to units or buildings within a 13.5 kilometer range. Outside of this range, it connects through other telecommunications networks. The Wireless Local Loop can transmit voice, Internet and data. It carries 3.5 Megahertz of mixed transmissions, which can be exceedingly efficient in broadband business and personal requirements. The initial systems of the Company have been constructed in Madrid, Barcelona and Malaga.

      CALLING CARDS. The Company offers two principal types of calling cards to its customers.

      * Prepaid Calling Cards - primarily used by tourists and students, etc. They are purchased from a variety of local merchants, kiosks, etc. These are cost effective and can be used from hotels, pay phones, public and/or any private telephones.

      * Post Paid Calling Card - these are issued to qualifying residential and business customers of the Company. The customer receives a monthly itemized bill. The customer or the Company may limit the usage of this type of calling card.

      The calling cards require the user to dial an 800 or 900 prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their "code". The code is then confirmed and the user dials the number they wish. The calling cards typically have a one year expiration date. This limits exposure to the Company's revenue structure.

      E-MAIL AND INTERNET SERVICES. The Company has recently entered the specialized Internet service market with its Executive E-Mail service. The Company deployed its new Executive E-Mail services aimed at business executives, sales professionals and highly mobile persons. This service receives all directed e-mail for the customer and immediately notifies them typically via telephone of the pending message. The customer can then decide to have the e-mail read to them or directed to another service. Additionally, each customer can call the service and dictate any and all e-mail messages. The service in turn immediately sends the message to one or more parties. This has proven to be popular by busy individuals and companies for their executives.

      The Company is in the final stages of setting up its Internet Service Provider network. These services along with Web Design services will be offered in conjunction with our Alo' joint venture format with shared services and marketing.

INDUSTRY PARTICIPANTS AND COMPETITION

      The growth and potential size of the telecommunications industry has attracted many new entrants as well as existing businesses from several industries. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. In addition, we expect that the predicted growth of the telecommunications market will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer communications as part of a comprehensive communications services portfolio. Our present competitor is Telefonica S.A., and also includes AT&T, British Telecommunications PLC, or BT, Concert, a joint venture between AT&T and BT, France Telecom, Global Crossing Ltd., and Qwest Communications International Inc. We compete in highly fragmented markets. Most participants specialize in specific segments of the market, such as access and/or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services and greater financial resources than we do.

      France Telecom has recently strengthened its position in cross border managed data network services through its purchase of Global One and its agreement to purchase Equant. France Telecom has stated that it intends to combine the operations of Global One and Equant.

      We believe that competition in the telecommunications market is mainly a function of the ability to offer a broad variety of innovative services available on a reliable network supported by an effective service organization.

REGULATION

      REGULATION IN NON-U.S. MARKETS. Although most countries impose little or no regulation on our present operations, the laws and regulations governing our services are under review in many countries and are subject to change. We anticipate filing requests for authorization in several other countries as well. In some countries we are able to obtain the more favorable arrangements we seek simply by notifying the relevant government authority that we intend to operate on a common carrier basis. In other countries, we are engaging in discussions with foreign regulators to determine whether we must apply for authorization in order to acquire or lease facilities or interconnect with other carriers.

      REGULATION IN THE UNITED STATES. In the U.S., we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934, as amended, and as an enhanced service provider, as that term is defined in the Federal Communications Commission ("FCC") rules. The FCC currently does not regulate our telecommunications systems. We operate in the United States because our special services features enhance the basic transmission facilities offered to clients by connecting them to data switches or processors. These networks generally are referred to as value-added networks and are targeted to the transfer requirements of the specific clients. The FCC also does not regulate value-added services such as voicemail, facsimile, database access, storage and retrieval services, store-and-forward messaging services, network management services, and Internet access, which are not encompassed in the FCC's definition of "basis telecommunications services" and which are generally referred to as enhanced services. Collectively, these services are classified for regulatory purposes as "information services". In most foreign jurisdictions we operate as a value-added network provider. Our operations currently are not regulated by the FCC, the states or the governments in the other countries where we operate. Although we do not operate as a common carrier, we hold authorizations to provide international services in some countries on a common carrier basis. We have obtained common carrier authorizations only in those countries in which such authorizations are useful in securing more favorable terms in our capacity or facilities leases or interconnection arrangements. These authorizations require us to comply with specified regulatory filing and reporting requirements. To the extent that we begin to offer regulated telecommunications services as a common carrier, we will become subject to additional rules and policies.

      Various existing U.S. federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. In addition, some foreign governments are actively considering regulation of some of the services we offer. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. In addition, we cannot provide any assurances that future legislative, regulatory or judicial changes in the United States or in other countries in which we operate will not have a material adverse impact on our business.

      FCC POLICY ON ENHANCED SERVICES. In 1980, the FCC created a distinction between "basic" services, which it regulates as common carrier services, and enhanced services, which remain unregulated. The FCC exempted enhanced service providers from federal regulations governing common carriers, including the obligation to pay access charges and contribute to universal service. The Telecommunications Act of 1996 established a similar distinction between "telecommunications services" and "information services". Changing technology and changing market conditions, however, have made it increasingly difficult to discern the boundary between unregulated and regulated services.

      In general, information services are value-added services that provide access to regulated transmission facilities only as a part of a services package which also uses network or computer software to change or enhance the information transmitted. We believe the services we provide come within this definition. Because the regulatory boundaries in this area are unclear and subject to dispute, however, the FCC could seek to characterize some or all of our services as "telecommunications services". If that happens, our services would become subject to FCC regulation, although the impact of that reclassification is difficult to predict. In general, the FCC does not regulate the rates, services, and market entry and exit of non-dominant carriers, but does require them to contribute to universal service and comply with other regulatory requirements.

      U.S. LICENSES. Although we do not currently provide regulated telecommunications services in the U.S., we are authorized under Section 214 of the Communications Act of 1934, as amended, to provide global switched, data, voice, value-added and private line services on a common carrier basis.

      FCC REGULATORY REQUIREMENTS. As noted above, our operations do not currently subject us to regulation in the U.S., either at the federal or state level. As an authorized international common carrier, however, we are subject to FCC oversight. In the United States, authorized international carriers are subject to various annual reporting requirements as a condition of their licenses. Each year, we must submit data to the FCC concerning the status of our international circuits. International common carriers must also file an annual employment report to comply with the Commission's Equal Employment Opportunity policies and submit a report of international traffic data. If we begin providing interstate, international telecommunications services on a common carrier basis, we will be required to file additional reports concerning our interstate and international traffic revenues.

      On March 20, 2001, the FCC issued an order requiring "mandatory detariffing" of most international interexchange services provided by non-dominant carriers, i.e. all U.S. carrier other than AT&T. Pursuant to this order, international common carrier are no longer required to file a tariff with the FCC. In lieu of filing a tariff, the order requires all international carrier maintain public files that include current rates, terms and conditions for our service offerings, including supporting documentation, and post this information on its company web site. These records must be maintained for a period of two years and six months following the date that such rates, terms, and conditions cease to be in force.

      If we begin providing interstate international telecommunications services on a common carrier basis, and we fail to maintain proper records, or if there is any finding by the FCC that we are not operating under permissible terms and conditions, this may result in an enforcement action against us or an investigation, either of which could impose upon us substantial penalties, including the loss of our authorization to provide telecommunications services. In addition, if we begin providing interstate telecommunications in the United States, we also may be required to contribute a percentage of these revenues to governmental funds including Universal Service, Telecommunications Relay Service, Number Portability, and the administration of the North American Numbering Plan.

      FCC POLICIES APPLICABLE TO REGULATED INTERNATIONAL TRAFFIC. If we begin to operate as a common carrier, we will be required to comply with additional FCC policies governing international common carriers. For example, the FCC requires carriers such as us to report "significant affiliations", as defined by the FCC, with global carriers that have market power in the countries in which we operate. In addition, the FCC administers a variety of international service regulations, including the international settlements policy. The international settlements policy governs the settlements between U.S. carriers and their foreign correspondents of the cost of terminating traffic over each other's networks, as well as the accounting rates for settlement. The FCC has considerably relaxed this policy in its implementation of the 1997 World Trade Organization Agreement on Basic Telecommunications ("WTO Agreement"), which went into effect in January 1998. Representing 90% of worldwide telecommunications traffic, the 72 signatory countries to the WTO Agreement agreed to open their telecommunications markets to competition and foreign ownership. We believe that this agreement, and its implementation by the signatory countries, will provide us with significant opportunities to compete in markets in which we did not previously have access, and to provide end-to end facilities-based services to and from these countries.


      The regulatory requirements that may affect our operations continue to evolve as a result of the WTO Agreements, federal legislation, court decisions and new and revised policies of the FCC. In particular, the FCC continues to refine its international service regulations in order to promote competition, to reflect and encourage deregulation in foreign countries and to reduce international accounting rates toward cost. Among other things, these changes may increase competition and alter our ability to compete with other similar service providers or to introduce new services. Any change in applicable regulatory requirements may have an impact on our operations in a way that we cannot predict.

EMPLOYEES

      As of September 30, 2001, the Company had 140 full-time employees and consultants. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes that its relationship with its employees is good. None of our employees are represented by a union. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in Spain is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business and results of operations.

BANKING ARRANGEMENTS

      The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

RISK FACTORS

      Investing in our Common Stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition could be materially adversely affected, and the trading price of our Common Stock could decline.

      We may not be able to achieve our strategic objectives unless we successfully, timely and cost-effectively expand our network and manage our growth.

      We must continue to develop and expand our telecommunication network infrastructure as the number of clients and the amount of information they wish to transport as well as the number of services we offer increases. The expansion and development of our network infrastructure will require substantial financial, operational and management resources. We may not be able to expand our network adequately to meet the demand for increased usage. If we do not expand our network rapidly enough, additional stress may be placed on our network hardware, traffic management and other systems and operating facilities. Our network may be unable to service a substantial number of additional clients while maintaining high performance and competitive data transmission speeds.

      A variety of factors, uncertainties and contingencies that are beyond our control, such as the availability of transmission capacity, price of transmission capacity, availability of wireless transmission capacity and technologies, local regulations and availability of sales representatives or other third-party sales and support channels will affect the expansion of our network. Currently, there is substantial volatility in the market price for transmission capacity. We are investing significant capital in acquiring transmission capacity at current fixed prices. These prices may decline in the future. We cannot provide any assurances that actual expansion costs or the time required to complete the expansion of our network will not substantially exceed current estimates. A failure to continue to expand our network as planned may have a material adverse effect on our ability to service our clients and to grow our business.

      Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. As we grow, we must not only manage demands on this team but also increase its management resources, among other things, to continue to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. In addition, our network infrastructure, technical support and other resources may not be sufficient to facilitate our growth. If we do not successfully manage our growth, we may be unable to adequately support our clients' communications needs in the future.

      Our ability to retain our clients and provide them with new and innovative service offerings may suffer if we are not able to keep up with the rapid technological developments in our industry.

      The global communications industry is subject to rapid and significant technological changes, such as continuing developments of alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to communications and networking technologies. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. Our future success will depend in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan. We believe that the global communications industry should set standards to allow for the compatibility of various products and technologies. The industry however, may not set standards on a timely basis or at all.

      If members of our senior management team leave the Company, then our ability to operate our business may be negatively affected.

      Our future success depends to a significant extent on the continued services of our senior management, particularly Frederic Cohen, President and Treasurer, and other members of our executive management team. The loss of the services of Mr. Cohen or any other present or future key employee, could have a material adverse effect on the management of our business. We do not have employment agreements with Mr. Cohen or any of our officers or employees. We do not maintain "key person" life insurance for any of our personnel.

      Competition for highly-skilled personnel is intense and the success of our business depends on our ability to attract, retain and manage key personnel.

      Our future success depends on our continuing ability to attract, retain and motivate highly-skilled employees. As we continue to grow, we will need to hire additional personnel in all areas. Competition for personnel throughout the data and voice communications industries is intense. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish.

      If we are unable to maintain our sales representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted.

      We are and will continue to be significantly dependent on a number of third-party relationships, including Alo', our sales representatives and partners, to market and support our services. Many of our arrangements with third-party providers are not exclusive and may be terminated at the convenience of either party. We cannot provide any assurances that these third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future, that they will meet their sales targets or that they will not develop their own competitive services.

      We may not be able to maintain our current relationships or form new relationships with third parties that supply us with clients, software or related products that are important to our success. Accordingly, we cannot provide any assurances that our existing or prospective relationships will result in sustained business partnerships, successful offerings or the generation of significant revenues.

      We rely on our sales representatives for some of the support and local implementation necessary to deliver our services on a broad basis. We also rely on these sales representatives for insights into local operating and market conditions. The failure of these sales representatives to perform their tasks or perform their responsibilities effectively could, in turn, adversely affect our business. In addition, we sometimes provide our sales representatives with equipment and installation services to facilitate our market participation. We may have limited recourse, or potentially no recourse, if they do not perform the services that we expect them to perform, and we may not be able to recover our equipment. Our recourse may be limited because the local laws and judicial system may not be effective in enforcing our rights. Also, our sales representatives may be parties to the legal contracts with clients. If these agreements are terminated, the clients may have no legal obligation to purchase our services.

      In addition, we frequently depend on our sales representatives to obtain the regulatory approvals and licenses that we need to offer our communications services in other jurisdictions and countries. In some cases, we cannot determine whether they are complying with local regulatory laws or taking the steps necessary to maintain proper licenses and permits. If any of our sales representatives lose their telecommunications licenses, whether by violating local laws or otherwise, our business could suffer.

      Delays in receiving transmission capacity or delays in equipment delivery or loss of our equipment suppliers could impair the quality of our services and our growth.

      We acquire, by lease or by purchase, transmission capacity from a wide range of suppliers, both to connect client premises to our network and for other network connections. We have from time to time experienced short-term delays in receiving the requisite transmission capacity from suppliers. We cannot assure you that we will be able to obtain these services in the future within the time frames required by us at a reasonable cost. Any failure to obtain transmission capacity on a timely basis and at a reasonable cost in a particular jurisdiction, or any interruption of local access services, could have an adverse effect on our service levels and our growth.

      The switches and routers used in our network are provided primarily by Alo, and by other suppliers. These suppliers also sell services and products to our competitors and may become competitors themselves. We may experience delays in receiving components from our suppliers or difficulties in obtaining their products at commercially reasonable terms. If we are required to seek alternate sources of switches and routers, we are likely to experience delays in obtaining the requisite equipment we need and may be required to pay higher prices for that equipment, increasing the cost of expanding and maintaining our network.

      Some of our vendors are in difficult financial circumstances. If our agreements with those vendors are validly rejected in bankruptcy or are otherwise adversely affected, then our operating expenses may increase and our net income may decrease.

      Due to financial and competitive pressures in specific industries, one or more of our vendors may initiate bankruptcy proceedings in the future. Due to the novel status of certain of our vendor agreements in the bankruptcy context, it is unclear how these agreements will be characterized under the federal bankruptcy code or analogous laws of other jurisdictions. If a bankruptcy court concludes that our vendor agreements may be rejected in bankruptcy or the agreements are otherwise adversely affected, then our operating expenses may increase and our net income may decrease.

      If our network infrastructure is disrupted or security breaches occur, we may lose clients or incur additional liabilities.

      We and other network services providers may in the future experience interruptions in service as a result of fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our offices and equipment, similar measures taken by us or by others have been insufficient or circumvented in that past. We cannot assure you that these measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of confidential information stored in the computer systems of or transmitted by our clients. Furthermore, addressing security problems may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

      The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology or marketing.

      Our current and potential competitors include other companies that provide voice and data communications services to multinational businesses, systems integrators, national and regional Internet Service Providers, or ISPs, wireless, cable television and satellite communications companies, software and hardware vendors, and global, regional and local telecommunications companies. In addition, we expect that the predicted growth of the voice and data communications market will attract other established and start-up companies building global networks and beginning to offer voice and data communications as part of a comprehensive communications services portfolio. Our competitors, which may operate in one or more of these areas, include companies such as Telefonica S.A., AT&T, British Telecommunications, PLC, or BT, Concert, France Telecom, and WorldCom, Inc. Our sales representatives and suppliers could also become competitors either directly or through strategic relationships with our competitors. We have in the past and expect in the future to encounter competition as a result of the formation of global alliances among large telecommunications providers, such as the merger between France Telecom and Equant.

      Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the telecommunications industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

      * develop and expand their network infrastructures and service offerings more quickly;

      * adapt better to new or emerging technologies and changing client needs;

      * take advantage of acquisitions and other opportunities more readily;

      * devote greater resources to the marketing and sale of their services and products; and

      * adopt more aggressive pricing policies.

      Some of our competitors may also be able to provide clients with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions of our competitors. In addition, we believe it is likely that there will be consolidation in our market, which could increase competition in ways that may adversely affect our business, results of operations and financial condition.

      Because we have some international operations, we face additional risks related to global political and economic conditions.

      We operate in and intend to expand further into international markets. We cannot be sure that we will be able to obtain or build the necessary global communications infrastructure in a cost-effective manner or compete effectively in international markets. There are risks inherent in conducting business internationally. These include:

      * unexpected changes in regulatory requirements;

      * export restrictions;

      * tariffs and other trade barriers;

      * challenges in staffing and managing foreign operations;

      * differing technology standards;

      * employment laws and practices in foreign countries;

      * weaker intellectual property protections;

      * political, social and economic instability;

      * costs of services tailored to specified markets;

      * imposition of currency exchange controls; and

      * potentially adverse tax consequences.

      Any of these factors could adversely affect our operations. In addition, most of our revenues are derived from European clients. Therefore, a future slowdown or recession in Spain or in the European economy would have a material adverse effect on our revenues and profitability.

      Adverse currency fluctuations and foreign exchange controls could decrease revenues we receive from our international operations.

      We invoice substantially all sales of services and products to our present customers in Pesetas. However, many of our sales representatives and partners derive their revenues and incur maintenance and other costs in currencies other than Pesetas. The obligations of these sales representatives whose revenues are largely in foreign currencies will be subject to unpredictable and indeterminate fluctuations if those currencies change relative to Pesetas. Furthermore, these sales representatives may be or may become subject to exchange control regulations which might restrict or prohibit the conversion of their revenue currencies into Pesetas or U.S. dollars. The occurrence of any of these factors could have a material adverse effect on our current or future international operations. Our exposure to exchange rate fluctuations may increase as a result of the timing of settlement of euro-denominated accounts receivables and payables relating to multinational clients.

      Our efforts to maximize shareholder value through strategic alternatives may not be realized in the near future or at all.

      Carnival Enterprises Ltd. owns approximately 59.5% of our Common Stock. This stockholder will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company, which could have a material adverse effect on our stock price.

      Our quarterly operating results may vary, which may cause volatility or a decline in the price of our Common Stock.

      Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

      * the size and timing of significant equipment and transmission capacity purchases;

      * the timing of new service offerings;

      * changes in our pricing policies of those of our competitors;

      * the timing and completion of our network expansion;

      * market acceptance of voice and data communications generally, and of new and enhanced versions of our services in particular;

      * the length of our contract cycles; and

      * our success in expanding our sales force and expanding our distribution channels.

      In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to global communications capacity, depreciation, office lease costs and interest expenses and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the factors noted above and other risks discussed in this section, you should not rely on period-to-period comparisons of our results of operations. Quarterly results are not necessarily meaningful and you should not unduly rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Common Stock may not increase or may fall. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The stock market has experienced significant price and volume fluctuations, and the market prices of global companies have been extremely volatile. The market price of our Common stock could be affected by:

      * quarterly variations in our operating results;

      * technological innovations of ours or of our competitors;

      * changes in government regulations;

      * conditions in the international voice communications and telecommunications industries;

      * increased price competition;

      * changes in earnings estimates by analysts; and

      * change in general economic conditions and volatility in the financial markets.

      We face uncertain and changing regulatory restrictions which could limit our operating flexibility and increase our costs.

      We currently hold common carrier authorizations to provide international telecommunications services between Spain and other countries. We apply for authorization as a common carrier in jurisdictions where we believe this authorization will decrease our costs. Our licenses subject us to the jurisdiction of the relevant regulatory body which, in turn, may require that we make specified regulatory filings and pay attendant fees. Future regulatory, judicial and legislative changes in countries in which we operate may impose additional costs on us or restrict our activities. In addition, regulators or third parties may raise material issues with regard to our compliance with applicable regulations. Failure to comply with applicable laws or regulations in Spain or other countries in which we operate, could prevent us from carrying on our operations cost effectively.

      The law relating to the liability of online services companies and Internet access providers for data and content carried on or disseminated through their networks is currently unsettled and could expose us to unforeseen liabilities.

      It is possible that claims could be made against online services companies and Internet access providers under the laws of Spain and/or foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability upon online services companies and Internet access providers have been filed in U.S. and foreign courts. While the United States has passed laws protecting Internet access providers from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. In addition, some countries, such as China, regulate or restrict the transport of voice and data traffic in their jurisdiction. The risk to us, as an Internet access provider, of potential liability for data and content carried on or disseminated through our system could require us to implement measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue some of our services. Our ability to monitor, censor or otherwise restrict the types of data or content distributed through our network is limited. Failure to comply with any applicable laws or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of our services in these jurisdictions. The negative attention focused upon liability issues as a result of these lawsuits and legislative proposals could adversely impact the growth of public Internet use. We do not presently have any professional liability insurance. Our professional liability insurance in the future may not be adequate to compensate or may not cover us at all in the event we incur liability for damages due to data and content carried on or disseminated through our network. Any costs not covered by insurance that are incurred as a result of this liability or alleged liability, including any damages awarded and costs of litigation, could harm our business and prospects.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company currently leases its executive office facilities located in Marbella, Spain. The Company believes that its current facilities are adequate for its needs through 2002, and that, should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

      The Company also has operation officers in Madrid, Seville and Tarragona, Spain; in Las Palmas, Grand Canary Islands; and in Majorca which are leased. These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company was not engaged in any litigation as of September 30, 2001. The Company may become engaged in various legal proceedings in the future which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings, if any, will not be material to the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      The Company's shareholders held a special meeting of stockholders during the fiscal year ended September 30, 2001, and approved a change of the Company's name from Technology Systems International, Inc. to ITS Networks Inc. and approved an increase in the authorized number of shares of common stock from 25,000,000 to 50,000,000 shares.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

GENERAL

      The Common Stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol ITSN. Prior to February 2001, its trading symbol was TYSN.

MARKET PRICE

      When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements.

      The following table sets forth the range of high and low closing sale prices per share of the Common Stock of the Company as reported by Pink Sheets LLC (formerly known as National Quotation Bureau, L.L.C.) for the periods indicated.


Year Ended December 31, 1999           High Bid(1)(2)      Low Bid(1)(2)
----------------------------           --------            -------
      1st Quarter. . . . . .           N/A                 N/A

      2nd Quarter. . . . . .           N/A                 N/A
      3rd Quarter. . . . . .           N/A                 N/A
      4th Quarter. . . . . .           $4.00               $2.00


Year Ended December 31, 2000
----------------------------
      1st Quarter(1) . . . .           $4.00               $2.00
      2nd Quarter. . . . . .           $4.00               $3.875
      3rd Quarter. . . . . .           $4.00               $4.00
      4th Quarter. . . . . .           $4.00               $0.625

Year Ended December 31, 2001(1)
----------------------------
      1st Quarter. . . . . .           $3.375              $0.78125
      2nd Quarter. . . . . .           $2.05               $0.65
      3rd Quarter. . . . . .           $1.06               $0.63
      4th Quarter. . . . . .           ------              --------

------------------
(1) The Company is unaware of the factors which resulted in the significant fluctuations in the prices per share during the periods being presented although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales activity significantly impacts the market.

      The closing price of the Common Stock of the Company on January 2002, was $.59 per share.

CAPITALIZATION

      The following table sets forth information regarding our capitalization as of September 30, 2001 and 2000.

                                                              September 30,
                                                                   2001
                                                              -------------

Long-term obligations, less current portion . . . . . . . . . $ 1,195,000

Stockholders' equity:

Common Stock, $.001 par value; 25,000,000 shares authorized at September 30, 2000, and 50,000,000 shares authorized at
      September 30, 2001

Issued and outstanding Common Stock, actual;
      4,450,000 and 21,36,667shares,
      respectively. . . . . . . . . . . . . . . . . . . . . . $    21,337

Preferred Stock, $.001 par value; 5,000,000 shares
      authorized, none issued or outstanding. . . . . . . . . $         0

Additional paid-in capital. . . . . . . . . . . . . . . . . . $ 1,333,000





Accumulated stockholders' deficit . . . . . . . . . . . . . . $(2,787,428)

Cumulative translation adjustment . . . . . . . . . . . . . . $    (7,889)

Total stockholders' deficit . . . . . . . . . . . . . . . . . $(1,441,000)


      The number of shares of Common Stock referenced above excludes 880,000 shares of Common Stock issuable upon the conversion of outstanding warrants, exercisable at a price of $1.00 per share as of September 30, 2001:

Dividend Policy

      We do not expect to pay any dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time by our Board of Directors.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

      The following discussion is intended to assist in an understanding of the Company's consolidated financial position as of September 30, 2001, and the results of its operations for the year then ended.

      You should read the following discussion and analysis of financial condition and results of operations of the Company together with the consolidated financial statements and notes which appear elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1 "Description of Business", "Risk Factors", our actual results may differ materially from those anticipated in these forward-looking statements.

GENERAL

      ITS Networks Inc. (the "Company"), a Florida corporation, was incorporated on November 23, 1998.

      There are no assurances that the Company will be able to obtain a profitable level of operations.

YEAR ENDED SEPTEMBER 30, 2001

      The following table sets forth certain operating information regarding the Company, including its subsidiary ITS Europe, S.L.


                              Year Ended
                              September 30, 2001
                              ------------------
Revenues                      $ 2,381,000
Cost of goods sold            $ 1,894,000

Net Loss                      $(1,066,000)
Net Loss Per Share            $      (.05)


REVENUES

      GENERAL. Revenues of the year ended September 30, 2001, were $2,381,000. The Company did not have any significant operations prior to December 2000 when there was a change in control of the Company and the Company acquired ITS Europe, S.L. in exchange for common stock. ITS Europe, S.L. has been actively engaged in the telecommunications industry since 1995.

      COMPONENTS OF REVENUES. Our revenues are derived from providing a broad range of integrated service solutions to our clients:

      * Cell phone services;

      * Network Services-includes intranet, ATM, remote access, multimedia, Internet and IP-VPN services;

      * Consulting, Integration and Provisioning Services-includes consulting, design, and implementation of each client's particular networking needs; we install and manage leased lines and customer premise equipment at the client's site to enable the client to access the internet and use our network services;

      * Applications Services-includes e-mail, messaging, collaboration, Web hosting and other value-added services; and

      * Other Communications Services-includes X.25 transport services, service access fees and other communications services.

PRICING POLICIES

      The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services permitting dedicated client access to the network by leased circuit, pricing is generally dependent more on the nature and capacity of the service provided than on actual usage. For example, the pricing for a connection to be used for intranet services generally consists of a monthly charge for the connection and the bandwidth access provided through the connection. Pricing for dedicated access services is therefore largely based on access equipment and bandwidth. In the case of remote access services, actual usage and geographic location are more relevant to the pricing determination, as the client is generally charged based on the duration of each connected session. Once a base service is set, additional factors are taken into account such as charges for additional network services, breadth of the service, and discounts for larger volume clients that are prepared to guarantee specific revenue levels.

CLIENT CONTRACTS

      The client contracts generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. The client contracts generally have a term of one to three years, however, when clients implement a number of our services, they may choose to extend the contracts for a longer period of time. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations through which they access our network, increase the speed of that access, increase the sophistication of the services they use, or extend the term for existing services.

COMPONENTS OF COSTS AND EXPENSES

      BANDWIDTH AND RELATED COSTS. Our bandwidth and related costs are primarily comprised of leasing and amortization expenses associated with the leasing or purchasing of network circuits. Traditionally, we obtained backbone capacity through short-term leases. We bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices began to drop and capacity became available for purchase or long-term lease, we began to replace some of our short-term leases on major international and regional routes with much more economical longer-term solutions. Now, we have acquired a majority of our backbone network via IRU or long-term leases. We expect to continue to purchase such longer-term capacity where it is economical to do so. Bandwidth and related costs also include related equipment, maintenance and personnel costs.

      NETWORK OPERATIONS. Our network operations expenses include costs associated with our network management, operations and support activities. These costs include personnel, occupancy, maintenance, equipment depreciation, outsourcing costs and other network related costs.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling expenses consist primarily of personnel costs and incentive compensation related to our representative sales force, as well as costs related to providing centralized sales and marketing support for our sales representatives. Our selling expenses also include promotion, advertising, travel and entertainment. General and administrative expenses consist primarily of salaries and other compensation, and occupancy costs for executive, financial and accounting, human resources, legal and other administrative personnel, as well as company-wide management incentive related costs.

GENERAL AND ADMINISTRATIVE EXPENSES.

      General and administrative expenses increased to $1,476,000 during the fiscal year ended September 30, 2001. The principal reasons for the increase was the acquisition of ITS Europe S.L., an operating telecommunications company, and the issuance of common stock of the Company in exchange for consulting services, the value of the stock being charged to administrative expense.

NET LOSS.

      The net loss of the Company increased to a $1,037,000 during the fiscal year ended September 30, 2001. The increase in the net loss of the Company is attributable primarily to an increase in its operating costs, marketing costs, and its general and administrative expenses of the Company during the fiscal year ended September 30, 2001, arising primarily from its recently acquired operations of ITS Europe S.L.

CAPITAL RESOURCES.

      The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans, the exchange of outstanding debt into Common Stock of the Company, and from the exercise of warrants.

WORKING CAPITAL AND LIQUIDITY.

      At September 30, 2001, the Company had negative working capital of approximately $470,000. The Company believes that it will be necessary to increase it working capital to continue to expand its marketing activities and to acquire additional equipment, to open new offices, and to hire additional personnel which may be achieved by incurring additional indebtedness from stockholders or others (see Note 2 to financial statements regarding going concern issues) or by the sale of Common Stock or other securities of the Company.

      The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.

PLAN OF OPERATIONS

      Because of the costs of development of its telephone systems, E-mail system and other telecommunication systems and other products, and the continuing costs of expanding its marketing, the Company expects that it will incur a loss during its fiscal year ending September 30, 2002.

      The Company believes that additional equity capital will be required to accomplish its plan of operations during the next 12 months. As a result, the Company will be offering to sell its Common Stock to further capitalize the Company, and may also borrow from banks and others to the extent necessary to provide liquidity for its operations, although no arrangements for any additional borrowings have been made.

      The Company has maintained its research and development activities and the associated costs consistent with its plan of operations in order to develop its telephone and other communications services and products for proposed residential and commercial use. The Company expects to continue the development of its telephone and other communications products to incorporate technical changes and improvements. In addition, as the Company increases its marketing activities, the Company will incur additional operating and equipments costs.

FORWARD LOOKING STATEMENTS

      When used in this Form 10-KSB annual report and in our other filings with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result", "plans", "will continue", "is anticipated", "estimated", "expect", "project" or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below and in Item 1 - "Description of Business". We undertake no obligation to release publicly revisions we made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this Form 10-KSB annual report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.

UNCERTAINTIES:

COSTS OF CONDUCTING BUSINESS.

      The Company will be required to incur substantial costs for purchasing new equipment, increasing marketing operations, and related costs. A substantial portion of those costs must be paid whether or not any of its telephone and communication services prove to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of equipment acquisition costs incurred, the amount of revenues from the sale of its services and other products by the Company, and its operating costs.

COMPETITION.

      The telecommunication business is highly competitive. Companies in the industry have substantially greater financial, marketing, and technical resources than the Company. Further, the entry into this industry does not necessarily require a large capital expenditure and, accordingly, it can be expected that additional competitors may enter the industry in the future. It may be particularly difficult for a relatively small independent company to compete with larger companies which have significantly greater resources. There can be no assurance that the Company will be able to successfully compete in such environment.

TECHNOLOGICAL CHANGE.

      The Company expects that many new technologies and products will be introduced in the telecommunication industry over the next several years. The Company's success will depend, among other things, on its ability to develop and maintain a competitive position technologically. There can be no assurance that the Company will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in the Company's present or future products becoming noncompetitive or obsolete. The Company cannot be assured that competitors will not develop functionally similar or superior services and products, which event could have an adverse effect on the Company's business.

FLUCTUATIONS IN OPERATING RESULTS.

      The Company's revenues and results of operations may vary significantly in the future. The Company's revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside the control of the Company, including, among others, the expected relatively long sales and implementation cycles for the Company's services and products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products and services sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in Spain in particular and in specific industry segments, particularly the communications industry.

      There can be no assurance that the Company's products will achieve broad market acceptance or that the Company will be successful in marketing its services and products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's services and products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the Company's services and other products as a result of competition, technological change, or other factors would have material adverse effects on the Company's business, financial condition and results of operations.

RAW MATERIALS

      The basic raw materials and components for the telecommunication services and other products being developed by the Company are readily available. The Company does not expect to experience any significant delays in obtaining timely delivery of its telecommunication equipment and components.

SEASONALITY

      The Company expects to experience seasonal variations in revenues and operating costs because sales activity for its services and products may increase in the summer and winter seasons which is expected to cause the operations of the Company to increase during such periods.




QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks, which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of our primary market risks associated with out foreign currency transactions, available-for-sale securities, and long-term debt exposure is presented below.

FOREIGN EXCHANGE RISK

      We conduct our operations primarily in Spain, and other countries around the world with a number of different currencies. There is exposure to future earnings when foreign exchange rates change and certain receivables, payables and inter-company transactions are denominated in foreign currencies. We monitor our exposure to foreign currencies through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

      We invoice substantially all sales of our services and products in pesetas. However, many of our sales representatives derive their revenues and incur costs in currencies other than pesetas. To the extent that the local currency used by our representatives fluctuates against the peseta, the obligations of the sales representatives may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our sales representatives.

      Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements which are denominated in pesetas or euros, as well as operating costs associated with such agreements. The euro-denominated gross profit offset by other euro-denominated operating costs generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects the Company to exchange rate risk on settlement of the receivables and payables.

      As of September 30, 2001, we were primarily exposed to the following currencies: the British pound, the Swiss franc, and the Euro.

EURO CONVERSION

      On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency, the "euro". The conversion rates between the euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there was a transition period during which parties may, at their discretion, use either the legacy currencies or the euro for financial transactions.

      We are not aware of any material operational issues or costs associated with preparing internal systems for the euro. While it is not possible to accurately predict the impact the euro will have on the Company's business or on the economy in general, management does not anticipate that the euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.




RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 will not have an effect on our financial statements because we do not engage in derivative or hedging activities.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue having a material impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS.

      The consolidated financial statements for its fiscal year ended September 30, 2001, are provided with this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The directors and officers of the Company are as follows:



      Name(1)(2)              Age   Position
      ----------              ---   --------
      Frederic Cohen          38    Director, President and Treasurer
      Eulalia Romero          33    Director, Vice President and
                                    Secretary


---------------
(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and officer of the Company are as follows:

      Mr. Frederic Cohen became a director, President and Treasurer of the Company on January 10, 2001. From 1996 to the present Mr. Cohen has been the President of ITS Europe, S.L., presently a wholly owned subsidiary of the Company. From 1994 to 1996, Mr. Cohen was the Comptroller-Planning of Pyrenees Chalet Distribution, a French distribution company. From 1991 to 1994, he was the Controller of Pitoun Promotion, a construction and real estate company. Mr. Cohen received a degree from Universite de Pau in 1985, and a degree from Ifati in 1989.

      Ms. Eulalia Palomo became a Vice President and Secretary of the Company on January 12, 2001, and became a director of the Company on November 20, 2001. From 2000 to the present, she has been the Assistant Manager of ITS Europe, S.L. Ms. Palomo graduated from Santo Tome Do Freixeino in 1986.


ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the total cash compensation, paid or accrued, by the Company during its fiscal year ended September 30, 2001, to each executive officer and all executive officers as a group for services in all capacities to the Company.



                                                     Cash Compensation(1)(2)(3)     Stock Compensation(4)
                                                     --------------------------     ---------------------
Frederic Cohen . . . . . . . . . . . . . . . . . . . $        30,900                $     0
Eulalia Palomo . . . . . . . . . . . . . . . . . . . $        19,960                $     0

All executive officers as a group (2 persons)        $        50,860                $     0


----------------------------
(1) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2) The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

(3) The Company has no employment contracts with its executive officers or employees.

(4) Represents stock bonuses of shares of Common Stock that were awarded by the Board of Directors as compensation or options during the fiscal year ended September 30, 2001.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Company does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any other committees. However, the Board of Directors may establish various committees in the future.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based on its review of the copies of such forms received by it, the Company believes that during the year ended September 30, 2001, all such filing requirements applicable to its officers and directors were complied with.

BENEFIT PLANS

      The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

BOARD COMPENSATION

      Each non-employee director will receive $500 for each Board meeting attended, and for each committee meeting attended on days other than those on which the Board meets, and will receive reimbursement of travel expenses. Directors of the Company have not received any compensation in their capacity as directors as of the date hereof, except reimbursement of travel expenses.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2001, are as follows:



                                             SHARES            PERCENT OF
      MANAGEMENT                             BENEFICIALLY      COMMON
      SHAREHOLDERS(1)                        OWNED(1)          STOCK
      ---------------------------            ------------      ----------
      Frederic Cohen                          250,000          1.2%
      Eulalia Palomo                                0            0

      Directors and officers as a group
        (2 persons, including the above) ...  250,000          1.2%


-------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

      The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of September 30, 2001. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                                            SHARES OF         PERCENT
                                          TITLE OF          OUTSTANDING       BENEFICIALLY
NAME AND ADDRESS                          CLASS             COMMON STOCK      OWNED
----------------                          --------          ------------      ------------
Carnival Enterprises Ltd.                 Common            12,693,480        59.5%
Suite 4, 4 Giro's Passage
Gibralter, Spain


Volim Holding B.V.                        Common             2,353,728        11.0%
Zandpad 55
3621 NE Breukelen
The Netherlands

Geeris Holding Nederland B.V.             Common             4,314,126        20.2%
Helvoirtseweg 146, 5263, EH Vught
Postbus 317, 5260, AH Vught
The Netherlands

Cede & Co.(1)                             Common              1,191,500        5.6%
P.O. Box 20
Bowling Green Station
New York, NY 10004

---------------------------
(1) Cede & Co. is a depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During December 2000, there was a change of control of the Company. Effective December 22, 2000, the Company entered into a Share Exchange Agreement (the "Agreement") with the shareholders of ITS Europe S.L., a Spanish telecommunications company. Under the terms of the Agreement, the Company issued 16,866,677 shares of its Common Stock in exchange for all of the issued and outstanding Common Stock of ITS Europe, S.L. Which became a wholly owned subsidiary of the Company. In addition to the Agreement, certain shareholders of the Company sold 3,810,500 shares of their Common Stock of the Company to the former shareholders of ITS Europe, S.L. and their designees for $250,000 (U.S.), effective December 22, 2000, through a Stock Purchase Agreement.

      As a result of the Stock Exchange Agreement and the Stock Purchase Agreement, there has been a change in control of the Company. The former shareholders of ITS Europe, S.L. and their designees currently own 20,677,167 shares of the Common Stock of the Company of the total of 21,216,667 shares of Common Stock outstanding, that represents approximately 97% of total outstanding Common Stock of the Company.

      In connection with the change in the principal line of business of the Company to telecommunications, the Company has sold and transferred all rights to its Smart Shopper technology, in consideration of the payment of all of the current liabilities of the Company, to Stephen A. Beloyan, a director and the former President of the Company. This obligation was partially satisfied by the exercise of a warrant to purchase 20,000 shares of Common Stock at an exercise price of $1.00 per share by Mr. Beloyan, and the balance paid in cash by Mr. Beloyan, for a total of $20,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      Reports on Form 8-K were filed by the Registrant during its fiscal year ended September 30, 2001:

      In January 2001, the Company filed a Form 8-K report regarding a change in control of the Company upon its acquisition of ITS Europe, S.L.

      In February 2001, the Company filed a Form 8-K report regarding the change of its name to ITS Networks Inc. and the increase in the authorized number of shares of common stock of the Company from 25,000,000 shares to 50,000,000 shares.


INDEX TO EXHIBITS

EXHIBIT



(i) Articles of Incorporation of
     the Company                    The Articles of Incorporation of the Company
                                    are incorporated herein by reference to Exhibit
                                    3.1 to the Form SB-2 registration statement
                                    of the Company (File No. 333-93583)

(ii) Amendment to Articles of
      Incorporation                 The Amendment to the Articles of Incorporation
                                    of the Company is incorporated herein by
                                    reference to Exhibit 99.1 to the Form 8-K
                                    current report of the Company dated January
                                    29, 2001.

(iii) By-Laws of the Company        The By-Laws of the Company are incorporated
                                    herein by reference to Exhibit 3.2 to the Form
                                    SB-2 registration statement of the Company
                                    (File No. 333-93583)

10.  Material Contracts

          10(a)                     Share Exchange Agreement dated December
                                    22, 2000, is incorporated by reference to
                                    Exhibit 99.1 to the Form 8-K Current
                                    Report of the Company dated January 5,
                                    2001.

          10(b)                     Stock Purchase Agreement dated December
                                    22, 2000, is incorporated by reference to
                                    Exhibit 99.2 to the Form 8-K Current
                                    Report of the Company dated January 5,
                                    2001.

          10(c)                     Agreement dated September 27, 2000, with
                                    Melanie Griffith

          10(d)                     Agreement dated February 14, 2000, with
                                    SGEL, SA

          10(e)                     Agreement dated July 15, 2001, with
                                    Telecor, SA

          10(f)                     Agreement dated July 1, 2000, with LINCE
                                    Telecommunications.

11. Statement re: computation of
      per share earnings            Reference is made to the Consolidated
                                    Statements of Operations of the Consolidated
                                    Financial Statements which are incorporated
                                    by reference herein.

21. A description of the
      subsidiary of the Company     Description of the subsidiary of the Company.


                         INDEX TO FINANCIAL STATEMENTS

                        ITS NETWORKS INC. AND SUBSIDIARY

                                   CONTENTS

                                                                          Page
                                                                          ----
Independent Auditor's Report ..........................................   F-2

Consolidated Financial Statements:

      Consolidated Balance Sheets as of September 30, 2001 ............   F-3

      Consolidated Statement of Operations for the Year Ended
            September 30, 2001 ........................................   F-4

      Consolidated Statement of Cash Flows for the Year Ended
            September 30, 2001 ........................................   F-5

      Consolidated Statement of Stockholders' Deficit for the Year
            Ended September 30, 2001 ..................................   F-6

      Notes to Financial Statements ...................................   F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of ITS Networks Inc.

We have audited the accompanying consolidated balance sheet of ITS Networks Inc. and its subsidiary as of September 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITS Networks Inc. and its subsidiary as of September 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and as discussed in Note 2, the Company incurred a net loss of $1,058,000 and used cash in operations of $924,000 for the year ended September 30, 2001 and, as of that date, had a working capital deficiency of $470,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          Moore Stephens, P.C.
                                          Certified Public Accountants


New York, New York
December 14, 2001

ITS NETWORKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET AS OF
SEPTEMBER 30, 2001


                                    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $     12,000
Accounts receivable, net                                        356,000
Other receivables                                                31,000
                                                           -------------
CURRENT ASSETS                                                  399,000
                                                           -------------

Vendor deposits                                                  65,000
Property and equipment, net                                     162,000
Other assets                                                      5,000
                                                           -------------
NON-CURRENT ASSETS                                              232,000
                                                           -------------
TOTAL ASSETS                                               $    631,000
                                                           =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                      $    758,000
Other current liabilities                                        83,000
Short-term payable - related party                               28,000
                                                           -------------
TOTAL CURRENT LIABILITIES                                       869,000
                                                           -------------


Loan - related party                                             18,000
Loans payable                                                 1,177,000
                                                           -------------
LONG-TERM LIABILITIES                                         1,195,000
                                                           -------------
TOTAL LIABILITIES                                             2,064,000
                                                           -------------

STOCKHOLDERS' DEFICIT
Preferred stock; par value $0.001, 5,000,000 shares
authorized; -0- shares outstanding                                    -
Common stock; par value $0.001, 50,000,000 shares
authorized; 21,316,667 shares outstanding                        21,000
Additional paid in capital                                    1,316,000
Accumulated deficit                                          (2,779,000)
Other comprehensive income:
 Cumulative translation adjustment                                9,000
                                                           -------------
STOCKHOLDERS' DEFICIT                                      $ (1,433,000)
                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    631,000
                                                           =============


ITS NETWORKS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2001



Sales                                                      $  2,381,000
Cost of goods sold                                            1,894,000
                                                           -------------
GROSS PROFIT                                                    487,000
                                                           -------------

OPERATING EXPENSES:
General & administrative expenses                             1,468,000
Depreciation                                                     45,000
Bad debt expense                                                  3,000
                                                           -------------
                                                              1,516,000
                                                           -------------
OPERATING LOSS                                               (1,029,000)
                                                           -------------

OTHER EXPENSES:
Interest Expense                                                (23,000)
Write-down of fixed assets                                       (4,000)
Loss on sale of fixed assets                                     (2,000)
                                                           -------------
                                                                (29,000)
                                                           -------------
NET LOSS                                                   $ (1,058,000)
                                                           =============



   Net loss per common share - basic and diluted                  (0.05)
                                                           =============
   Weighted average number of common shares outstanding      21,316,677
                                                           =============


ITS NETWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                            $           (1,058,000)
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization                                                     45,000
  Bad debt expense                                                                   3,000
  Loss on sale of fixed assets                                                       2,000
  Write-down of fixed assets                                                         4,000
 Decrease (Increase) in operating assets:
  Short-term investments                                                           173,000
  Accounts receivable                                                             (186,000)
  Prepaid expenses                                                                   6,000
  Vendor deposits                                                                  (54,000)
 Increase (Decrease) in operating liabilities:
  Accounts payable and accrued expenses                                            141,000
                                                                    -----------------------
NET CASH USED BY OPERATING ACTIVITIES                                             (924,000)
                                                                    -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash proceeds from the sale of fixed assets                                         3,000
 Cash payments for the purchase of property and equipment                          (24,000)
                                                                    -----------------------
NET CASH USED BY INVESTING ACTIVITIES                                              (21,000)
                                                                    -----------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash obtained from loans                                                        1,027,000
 Cash paid to related parties                                                      (28,000)
 Cash paid to banks                                                                (66,000)
                                                                    -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          933,000
                                                                    -----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH, NET                                         9,000
                                                                    -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (3,000)


Cash and cash equivalents, beginning of year                                        15,000
                                                                    -----------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $               12,000
                                                                    =======================
                                                                                       -

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the Year:
  Interest                                                                             -
  Taxes                                                                                -


ITS NETWORKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE YEAR ENDED SEPTEMBER 30, 2001



                                                                      COMMON
                                                                      STOCK               ADDITIONAL
                                                                      -----                 PAID-IN       COMPREHENSIVE
                                                               SHARES         AMOUNT        CAPITAL            LOSS
                                                               ------         ------        -------            ----

Recapitalization as a result of Merger                       16,866,667       17,000       1,314,000
 TSYN December 22, 2000

Equity of Shell in Stock Acquisition                          4,450,000        4,000           2,000
 of Technology Systems International, Inc.
 ["TSYN"]

Foreign currency translation                                                                                      9,000
 adjustment September 30, 2001

Net loss                                                                                                     (1,058,000)
                                                                                                     -------------------
                                                                                                           $ (1,049,000)
                                                         --------------------------------------------===================
BALANCE  - SEPTEMBER 30, 2001                                21,316,667     $ 21,000     $ 1,316,000
                                                         ============================================


                                                                            ACCUMULATED
                                                                               OTHER          TOTAL
                                                            ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                                              DEFICIT          LOSS           EQUITY
                                                              -------          ----           ------

Recapitalization as a result of Merger                       (1,721,000)           -        (390,000)
 TSYN December 22, 2000

Equity of Shell in Stock Acquisition                                  -            -           6,000
 of Technology Systems International, Inc.
 ["TSYN"]

Foreign currency translation                                                   9,000           9,000
 adjustment September 30, 2001

Net loss                                                     (1,058,000)                  (1,058,000)
BALANCE  - SEPTEMBER 30, 2001                            ----------------------------------------------------
                                                           $ (2,779,000)     $ 9,000    $ (1,433,000)
                                                         ====================================================


                        ITS NETWORKS INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    THE COMPANY

ITS Networks Inc. ["The Company"] was incorporated in the state of Florida on November 23, 1998. On December 22, 2000, the Company issued 16,886,667 shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("Europe"), a Spanish telecommunications company. For accounting purposes, the acquisition is being recorded as a recapitalization of Europe, with Europe as the acquirer. The 16,866,677 shares issued are treated as issued by Europe for cash, and they are being shown as outstanding for all period presented in the same manner as a stock split.

The consolidated financial statements include the accounts of Europe and the Company. The statement of operations reflects primarily the operations of Europe. The Company is a provider of numerous telecommunication services and products within Spain. Significant inter-company balances and transactions have been eliminated on consolidation.


2.    GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,058,000 and used cash in operations of $924,000 for the year ended September 30, 2001, and, as of that date, had a working capital deficiency of $470,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans are to obtain additional debt and/or equity financing, restructure current debt and reduce operating expenses. In November 2001 $720,000 of Loans Payable were converted into 960,000 shares of Company common stock. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that Management's plan will be successful.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    SIGNIFICANT ACCOUNTING POLICIES

      a)    Use of Estimates

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

      b)    Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets.

      c)    Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2001.

      d)    Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

      e)    Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. There are no common stock equivalents outstanding at September 30, 2001.

      f)    Impairment

The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment.

      g)    Foreign Currency Translation/Transactions

The assets and liabilities of Europe, whose functional currency is the Peseta, are generally translated into US dollars at the September 30, 2001 exchange rate. The revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign transaction gains and losses in the functional currencies are immaterial.

4.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2001 is comprised as follows



                  Computers and systems             $ 67,000
                  Motor vehicles                      13,000
                  Furniture and fixtures              55,000
                  Dialers                            124,000
                                                    --------
                  Total at Cost                      259,000
                  Less: accumulated depreciation     (97,000)
                                                    --------
                  Net Property and Equipment        $162,000
                                                    ========


5.    INCOME TAXES

ITS Europe, SL files taxes on a calendar year basis, Statutory tax laws of Spain allow net losses from operations to be carried forward a period of ten years. For the year ended September 30, 2001, the available tax loss Europe has accumulated is $1,972,000 which may be used to offset future taxable income. The utilization of the loss expires in years from 2005 to 2010.

The deferred tax asset generated by net operating losses of approximately $493,000 has been offset with a valuation allowance of an identical amount. The Company believes that it is more than likely than not that the losses will not be utilized.

The carry forward expiration years and amounts are as follows:



                Year       Amount
                2005     $   11,000
                2006         26,000
                2007         63,000
                2008         76,000
                2009        729,000
                2010      1,067,000
                         ----------
                         $1,972,000
                         ==========


6.    COMMITMENTS AND CONTINGENCIES

In July 2001 the Company entered into an exclusive agreement with a chain of department stores located in Spain for the retailing and distribution of phone cards. The term of this agreement is for twelve months.

7.    LITIGATION

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

8.    LOANS PAYABLE

The Company has loans payable of $1,195,000 due to four creditors as follows:
$17,000, $18,000, $420,000 and $740,000. The loans have no maturity dates or repayment terms and are interest-free. The loans for $420,000 and $740,000 are convertible into shares of stock in the Company and the loan of $18,000 is from a related party [See Note 11].

9.    CREDIT RISK

The Company operates principally in Spain. The Company grants credit to its customers after its performing certain credit evaluation procedures. The Company believes that credit risk is limited because it routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts which at September 30, 2001 is $65,000. The Company believes any credit risk beyond this amount would be negligible.

The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

As of September 30, 2001 no customers accounted for 10% of accounts receivable. For the year ended September 30, 2001, no customers accounted for more than 10% of total sales.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on borrowing funds with similar remaining terms, which amount approximates its carrying value.

11.   RELATED PARTY TRANSACTIONS

A loan payable of $18,000 at September 30, 2001 is from a company whose majority shareholders are also the majority shareholders of the Company. An account payable of $28,000 is also due to this company [See Note 8].

12.   NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this SFAS, which for companies with calendar year ends, will be January 1, 2002. The Company expects that adoption of SFAS No. 142 will not have a material impact on its financial statements.

In September 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of", but retains the basic requirements regarding when and how to measure an impairment loss. SFAS No. 144 applies to long-lived assets to be held or disposed of but specifically excludes certain classes of assets such as goodwill and intangibles not being amortized. We do not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


January 14, 2002                        ITS Networks Inc.


                                    By: /s/ Frederic Cohen
                                    --------------------------------
                                        Frederic Cohen
                                        Director, President, Chief Financial
                                        Officer and Principal Accounting Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    By: /s/ Frederic Cohen
                                    --------------------------------
                                        Frederic Cohen
                                        Director, President, Chief Financial
                                        Officer and Principal Accounting Officer


                                    By: /s/ Eulalia Palomo
                                    --------------------------------
                                        Eulalia Palomo
                                        Vice President, Secretary and Director

                            EXHIBIT INDEX



Exhibit 10(c)               Agreement dated September 27, 2000, with Melanie Griffith

Exhibit 10(d)               Agreement dated February 14, 2000, with SGEL, SA

Exhibit 10(e)               Agreement dated July 15, 2001, with Telecor, SA

Exhibit 10(f)               Agreement dated July 1, 2000, with LINCE Telecommunications.

Exhibit 21                  Description of Subsidiary
