Form 10QSB
period 2001-12-31
ITS NETWORKS INC
filed 2002-03-01
CIK 1101688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM ______________ TO ________________
                        COMMISSION FILE NUMBER: 0-24857
                              ITS  NETWORKS  INC.
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER)

            FLORIDA                                    52-2137517
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

      EDIF. MARINA MARBELLA, SEVERO OCHOA, 28, 3-A, 29600 MARBELLA, SPAIN
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              011-34-952-772-057
                          (ISSUER'S TELEPHONE NUMBER)
                                NOT APPLICABLE

   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES / / NO / /

                 APPLICABLE ONLY TO CORPORATE ISSUERS

        STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 22,314,667 SHARES.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES / /     NO /X/

                               ITS NETWORKS INC.
                                    INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001...........................3

Consolidated Statements of Operations for the three
months ended December 31, 2001, and 2000......................................4

Consolidated Statements of Cash Flows for the three
months ended December 31, 2001, and 2000......................................5

Notes to the Consolidated Financial Statements................................6

Item 2. Management's Discussion and Analysis or Plan of Operations............8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................9

Item 2. Changes in Securities.................................................9

Item 3. Defaults on Senior Securities.........................................9

Item 4. Submission of Matters to a Vote of Security Holders...................9

Item 5. Other Information.....................................................9

Item 6. Exhibits and Reports on Form 8-K......................................9

Signatures...................................................................10

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ITS NETWORKS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                     AS OF

                                                                December 31,
ASSETS                                                              2001
                                                                -------------
                                                                 (unaudited)
CURRENT ASSETS:
Cash and cash equivalents.......................................     $1,000
Accounts receivable, net........................................    341,000
Prepaid expenses................................................      1,000
                                                                -------------
TOTAL CURRENT ASSETS............................................    343,000
                                                                -------------
Vendor and other deposits.......................................     93,000
Property and equipment, net.....................................    156,000
Other assets....................................................      5,000
                                                                -------------
TOTAL ASSETS....................................................   $597,000
                                                                =============
LIABILITIES AND
STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses...........................   $680,000
Other current liabilities.......................................     81,000
Cash overdraft..................................................     10,000
Short-term payable - related party..............................      4,000
                                                                -------------
TOTAL CURRENT LIABILITIES.......................................    775,000
                                                                -------------
Loan - related party ...........................................     17,000
Loans payable...................................................    500,000
                                                                -------------
TOTAL LIABILITIES...............................................  1,292,000
                                                                -------------
STOCKHOLDERS' DEFICIT
Preferred stock; par value $0.001, 5,000,000 shares
authorized; -0- shares outstanding
Common stock; par value $0.001, 50,000,000 shares
authorized; 22,287,667 shares outstanding.......................     22,000
Additional paid in capital......................................  2,035,000
Accumulated deficit............................................. (2,801,000)
Other comprehensive income:
Cumulative translation adjustment...............................     49,000
                                                                -------------
STOCKHOLDERS' DEFICIT...........................................  $(695,000)
                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....................   $597,000
                                                                =============

                       ITS NETWORKS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three months
                                                           Ended December 31,
                                                      2001                  2000
                                                   ----------            ----------
                                                              (Unaudited)
Sales.............................................   $750,000             $390,000
Cost of goods sold................................    571,000              317,000
                                                   ----------           -----------
GROSS PROFIT......................................    179,000               73,000
                                                   ----------           -----------
OPERATING EXPENSES:
General and Administrative Expenses...............    187,000              250,000
Depreciation......................................      5,000                8,000
Bad debt expense..................................      9,000                8,000
                                                   ----------           -----------
                                                      201,000              266,000
                                                   ----------           -----------
OPERATING LOSS....................................    (22,000)            (193,000)
                                                   ----------           -----------
OTHER EXPENSES:
Interest Income...................................        ---                1,000
Interest Expense..................................        ---               (5,000)
Loss on investment sold...........................        ---              (15,000)
                                                          ---              (19,000)
                                                   ----------           -----------
NET LOSS..........................................   $(22,000)           $(212,000)
                                                   ==========           ==========
Net loss per common share - basic and diluted.....      (0.00)               (0.01)
                                                   ==========           ==========
Weighted average number of common shares
outstanding....................................... 21,796,740           21,316,677
                                                   ==========           ==========

                       ITS NETWORKS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE THREE MONTHS ENDED
                                                                    ---------------------------------------
                                                                    December 31, 2001     December 31, 2000
                                                                    -----------------     -----------------
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS.........................................................      $ (22,000)             $ (212,000)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization....................................          5,000                   8,000
Capitalization restructure.......................................            ---                   6,000
Provision for bad debt...........................................          9,000                   8,000
Decrease (Increase) in operating assets:
Accounts receivable..............................................          6,000                 (24,000)
Prepaid expenses.................................................         (1,000)                 (6,000)
Vendor and other deposits........................................        (28,000)                    ---
Other receivables................................................         31,000                     ---
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses............................        (78,000)                 83,000
Cash overdraft...................................................         10,000                     ---
Other liabilities................................................         (2,000)                    ---
                                                                    -----------------     ------------------
NET CASH USED BY OPERATING ACTIVITIES............................         70,000                (137,000)
                                                                    -----------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from the sale of fixed assets......................            ---                  (5,000)
Cash payments for the purchase of property and equipment.........            ---                 (29,000)
                                                                    -----------------     ------------------
NET CASH USED BY INVESTING ACTIVITIES............................            ---                 (34,000)
                                                                    -----------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to related parties.....................................         24,000                     ---
Cash received from related parties...............................         43,000                 416,000
Cash paid to banks...............................................            ---                (132,000)
                                                                    -----------------     ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................         19,000                 284,000
                                                                    -----------------     ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH, NET.....................         40,000                     ---
                                                                    -----------------     ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................        (11,000)                113,000

Cash and cash equivalents, beginning of year.....................         12,000                   9,000
                                                                    -----------------     ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR...........................         $1,000                $122,000
                                                                    =================     ==================
SUPPLEMENTAL NON-CASH DISCLOSURES
Long-term debt of $720,000 was converted to 960,000
shares during the quarter ended December 31, 2001................        720,000                     ---
                                                                    -----------------     ------------------
3,810,500 shares purchased in reverse acquisition
agreement........................................................            ---                 250,000
                                                                    -----------------     ------------------

                       ITS NETWORKS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

ITS Networks Inc. ("The Company") was incorporated in the State of Florida on November 23, 1998. On December 22, 2000, the Company issued 16,886,667 shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS Europe"), a Spanish telecommunications company. For accounting purposes, the acquisition has been recorded as a recapitalization of ITS Europe, with ITS Europe as the acquirer. The 16,866,677 shares issued are treated as issued by ITS Europe for cash.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

The Company is a provider of telecommunication services and products. Virtually all of its operations are carried out through ITS Europe, primarily within Spain. Significant inter-company balances and transactions have been eliminated on consolidation.

2.    GOING CONCERN

Since inception, the Company has incurred operating losses in each reporting period as shown in the accompanying financial statements. The Company incurred a net loss of $22,000 for the three months ended December 31, 2001. The Company used cash in operations of $70,000 for this period and, as of that date, had a working capital deficiency of $432,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans are to obtain additional debt and/or equity financing, restructure current debt and reduce operating expenses. In November 2001, $720,000 of loans payable were converted into 960,000 shares of the Company's common stock. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plans will be successful.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation/Transactions

The assets and liabilities of ITS Europe, whose functional currency is the Peseta, are generally translated into US dollars at the December 31, 2001 exchange rate. The revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign transaction gains and losses in the functional currencies are immaterial.

4.    INCOME TAXES

ITS Europe files its income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward a period of 10 years. The Company has recorded a deferred tax asset for the Company, principally due to net operating loss carry forwards incurred by ITS Europe. The asset has been offset by a full valuation allowance, as the Company believes it is more likely than not that the losses will not be utilized. ITS Europe, a subsidiary of the Company, is a foreign corporation and is not eligible to be included in a consolidated United States income tax return.

5.    LITIGATION

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

6.   LOANS PAYABLE

The Company has loans payable of $517,000 and the loans have no maturity dates or repayment terms and are interest free. A loan for approximately $500,000 is convertible into shares of stock in the Company, and a loan of $17,0000 is from a related party whose majority shareholders are also the majority shareholders of the Company. A short-term payable of $4,000 is also from a related party.

7.    SUBSEQUENT EVENTS

In January 2002, the Company agreed to a three-year agreement with a company based in Spain. That company's principal business is as a provider of discount telephone booths and prepaid phone cards. The Company will be providing its telecommunication fixed lines and prepaid phone cards for resale, as part of its obligations under the agreement

In February 2002, the Company announced a strategic alliance with a United Kingdom based internet marketing company. That company will develop online marketing promotions to increase traffic at the Company's internet website.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

        Prior to December 2000, the Company was a development stage technology company and had no revenues. After the Company's acquisition of ITS Europe, S.L. ("ITS Europe"), through a share exchange agreement entered on December 22, 2000, the Company's current business plan was implemented. For information concerning the Company's prior full fiscal year, the Company refers the reader to the financial statements provided in the previous Annual Report on Form 10-KSB filed its year ended September 30, 2001.

        On December 22, 2000, the Company acquired 100% of ITS Europe, a telecommunications company based in Malaga, Spain. ITS Europe is a provider of various telecommunications services and products primarily within Spain; all of the operations of ITS Europe were established prior to the deregulation of the telecommunications industry in Spain in 1998.

REVENUES

        Sales for the three months ended December 31, 2001 increased 92% to $750,000 from $390,000 for the quarter ended December 31, 2000. These increases were due primarily to the growth in customer base and increased sales of telecommunications services.

COST OF GOODS SOLD/GROSS MARGIN

        Cost of goods sold increased to $571,000, or 76% of revenues for the three months ended December 31, 2001, from $317,000 or 81% of revenues in the quarter ended December 31, 2000. This increase of $254,000 was primarily due to the expansion of business. The improvement in gross margin is partially offset by the increase in sales of lower margin products in the last quarter.

EXPENSES

        Expenses consist primarily of sales and marketing, operating, and general and administrative costs, and depreciation and amortization. Expenses for the quarter ended December 31, 2001, decreased to $201,000 from $266,000 for the quarter ended December 31, 2000, a 24% decrease. As a percentage of sales, expenses for the quarter ended December 31, 2001, were 27% of sales while expenses for the quarter ended December 31, 2000 were 68% of sales. This decrease in expenses is the result of a restructuring plan to reduce overhead.

LOSS FROM OPERATIONS

        Loss from operations for the quarter ended December 31, 2001 decreased 88% to $22,000 from $193,000 for the quarter ended December 31, 2000. This decrease was primarily due to the 92% increase in sales for the three month period ended December 31, 2001.

NET LOSS

        Net loss for the quarter ended December 31, 2001, decreased 89% to $22,000 from $212,000 for the quarter ended December 31, 2000. This decrease was primarily due to the 92% increase in sales for the three months ended December 31, 2001, as well as a reduction in operating expenses.

PLAN OF OPERATIONS FOR THE COMPANY

        The Company's goal for the current fiscal year is to internally grow its existing customer base through its marketing plan. This marketing plan features combinations of services to build revenues both with existing and new customers. Combining telecommunication services is an unusual product and a marketing focus within Spain. This campaign is designed to also enhance customer service to both entice and hold customers' loyalty to the Company. It is the Company's goal to acquire similar telecommunications companies, primarily in Spain. However, no specific acquisitions are presently planned.

        The Company has contracted with Alo Communications, S.A. to purchase telephone time. The contract is variable by the number of minutes used and the point-to-point destination of the call. The contract was entered into in May 1999 and has a five-year term. The contract is priced under market at present.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the security holders of the Company during the three month period ended December 31, 2001.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        None.

        (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ITS NETWORKS INC.


Date: February 28, 2002              By: /s/ Frederic Cohen
                                        ------------------------------
                                             Frederic Cohen,
                                             President, Chief Financial Officer,
                                             and Principal Accounting Officer