Form 10QSB
period 2002-03-31
ITS NETWORKS INC
filed 2002-05-20
CIK 1101688

                                    United States
                         Securities and Exchange Commission
                                Washington, D.C. 20549

                                     Form 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                                    011-34-607-290-563
                               ---------------------------
                               (Issuer's telephone number)

                                      Not Applicable
                 ----------------------------------------------------
                 (Former name, former address and former fiscal year,
                              if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 24,046,738 shares.
Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               ---      ---

                                 ITS NETWORKS INC.
                                       INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheet as of March 31, 2002 (unaudited)                2

Consolidated Statements of Operations for the three
months and six months ended March 31, 2002, and 2001 (unaudited)           3

Consolidated Statement of Cash Flows for the six
months ended March 31, 2002, and 2001 (unaudited)                          4

Notes to the Consolidated Financial Statements                             5

Item 2.  Management's Discussion and Analysis or Plan of Operations        6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 8

Item 2.  Changes in Securities                                             8

Item 3.  Defaults on Senior Securities                                     8

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                 9

                             PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ITS NETWORKS INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET


                                                               March 31, 2002
                                                                 (Unaudited)
                                         ASSETS
              CURRENT ASSETS:
              Cash and cash equivalents                          $     22,000
              Account receivable, net                                 500,000
              Prepaid expenses                                          1,000
              TOTAL CURRENT ASSETS                                    523,000
                                                                 ------------
              Vendor and other deposits                                90,000
              Property and equipment, net                             148,000
              Other assets                                              4,000
              TOTAL ASSETS                                       $    765,000
                                                                 ============

                          LIABILITIES AND SHAREHOLDERS' DEFICIT
              CURRENT LIABILITIES:
              Accounts payable and account expenses              $    610,000
              Other current liabilities                               152,000
              Short term payable - related party                       12,000
                                                                 ------------
              TOTAL CURRENT LIABILITIES                               774,000

              Loan - related party                                     17,000
              Loans payable                                           688,000
              TOTAL LIABILITIES                                     1,479,000
                                   STOCKHOLDERS' DEFICIT
              Preferred and common stock                               22,000
              Additional paid in capital                            2,035,000
              Accumulated deficit                                  (2,820,000)
              Cumulative translation adjustments                       49,000
              TOTAL STOCKHOLDERS' DEFICIT                        $   (714,000)

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $   (765,000)

                                    ITS NETWORKS INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                        Three months ended     Three months ended    Six months ended    Six months ended
                                          March 31, 2002         March 31, 2001       March 31, 2002      March 31, 2001
                                        ------------------     ------------------    ----------------    ----------------
                                            (Unaudited)            (Unaudited)          (Unaudited)         (Unaudited)
Sales                                      $    504,000           $    464,000          $ 1,254,000        $    854,000
Cost of goods sold                              341,000                321,000              912,000             638,000
GROSS PROFIT                                    163,000                143,000              342,000             216,000

OPERATING EXPENSES
General and administrative expenses             179,000                320,000              366,000             570,000
Depreciation                                     10,000                 13,000               15,000              23,000
Bad debt expense                                 11,000                 11,000               20,000              17,000
                                           ------------           ------------          ------------       ------------
                                                200,000                344,000              401,000             610,000
OPERATING LOSS                                  (37,000)              (201,000)              (59,000)          (394,000)

OTHER EXPENSES
Interest income                                       0                      0                     0                  0
Interest expense                                  1,000                  2,000                 1,000              7,000
Non operating profit                            (19,000)                 2,000               (19,000)            16,000

NET LOSS                                   $    (19,000)          $   (205,000)         $    (41,000)      $   (417,000)

Net loss per common share                         (0.00)                 (0.01)                (0.00)             (0.02)

Weighted average number of shares
  outstanding                                22,301,167             21,316,677            21,815,667         21,316,677

The components of comprehensive
loss are:
NET LOSS                                   $    (19,000)          $   (205,000)         $    (41,000)      $   (417,000)
                                           ------------           ------------          ------------       ------------
Change in Foreign currency
translation adjustment                     $         (0)          $    (13,683)         $    (40,000)      $   (304,685)
                                           ============           ============          ============       ============

                             ITS NETWORKS INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Six months ended
                                                             March 31, 2002
                                                           ----------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                      $    (41,000)
ADJUSTMENTS TO RECONCILE INCOME/CASH
Depreciation and amortization                                       15,000
Capitalization restructure                                               0
Provision for bad debt                                              20,000
DECREASE (INCREASE) IN OPERATING ASSETS
Account receivable                                                (164,000)
Prepaid expenses                                                    (1,000)
Vendor and other deposits                                          (25,000)
Other receivables                                                   31,000
INCREASE (DECREASE) IN OPERATING LIABILITIES
Accounts payable and accrued expenses                              148,000
Cash overdraft                                                           0
Other liabilities                                                   77,000
NET CASH USED BY OPERATING ACTIVITIES                             (236,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flows proceeds from the sale of fixed assets                        0
Cash payments for the purchase of property and equipment            (1,000)
NET CASH USED BY INVESTING ACTIVITIES                               (1,000)

Cash paid to related parties                                       (24,000)
Cash received from related parties                                 231,000
Cash paid to banks                                                       0
NET CASH PROVIDED BY FINANCING ACTIVITIES                          207,000
EFFECT OF EXCHANGE RATE CHANGES ON CASH, NET                        40,000
                                                                    10,000
NET DECREASE IN CASH AND CASE EQUIVALENTS                           10,000
Cash and cash equivalents, beginning of year                        12,000
CASH AND CASH EQUIVALENTS END OF YEAR                         $     22,000

Long-term debt converted to shares                            $    720,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY

         ITS Networks Inc. (the "Company") was incorporated in the State of Florida on November 23, 1998. On December 22, 2000, the Company issued 16,886,667 shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS Europe"), a Spanish telecommunications company. For accounting purposes, the acquisition has been recorded as a recapitalization of ITS Europe, with ITS Europe as the acquirer. The 16,866,677 shares issued are treated as issued by ITS Europe for cash.

         Results for the six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-KSB for the year ended September 30, 2001.

         The Company is a provider of integrated telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated on consolidation.

2.       GOING CONCERN

         Since inception, the Company has incurred operating losses in each reporting period as shown in the accompanying financial statements. The
Company incurred a net loss of $19,000 for the three months ended March 31, 2002. The Company used cash in operations of $166,000 during this period and, as of that date, the Company had a working capital deficiency of $714,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plan is to obtain additional debt and/or equity financing, restructure current debt and increase revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

         The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation/Transactions

         The assets and liabilities of ITS Europe, S.L., whose functional currency is the Euro Peseta, are generally translated into US dollars at the March 31, 2002 exchange rate. The revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign transaction gains and losses in the functional currencies are immaterial.

4.       INCOME TAXES

         The Company files its income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward a period of 10 years. The Company has recorded a deferred tax asset for the Company, principally due to net operating loss carry forwards. The asset has been offset by a full valuation allowance, as the Company believes it is more likely than not that the losses will not be utilized. ITS Europe, S.L., a subsidiary of the Company, is a foreign corporation and is not eligible to be included in its consolidated United States income tax return.

5.       LITIGATION

         In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

6.       LOANS PAYABLE

         At March 31, 2002, the Company has loans payable of $705,000 and the loans have no maturity dates or repayment terms and are interest free. A loan for approximately $688,000 is convertible into shares of stock in the Company, and a loan of $17,000 is from a related party whose majority shareholders are also the majority shareholders of the Company. A short-term payable of $12,000 is also from a related party. See Note 7 below.

7.       SUBSEQUENT EVENTS

         As of April 1, 2002, the Company is operating under new management, including the appointment of Gustavo Gomez as a director and the new President of the Company. The current shareholders have shown their commitment to the company by subscribing to a capital increase of approximately $1,170,000 of Common Stock of the Company which will be applied to reduce over 85% of the present outstanding debt of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

         Prior to December 2000, the Company was a development stage technology company and had no revenues. After the Company's acquisition of ITS Europe, S.L. ("ITS Europe"), through a share exchange agreement entered on December 22, 2000, the Company's first business plan was implemented.
For information concerning the Company's prior full fiscal year, the Company refers the reader to the financial statements provided in its previous annual report on Form 10-KSB filed for its fiscal year ended September 30, 2001.

         On December 22, 2000, the Company acquired 100% ownership of ITS Europe, S.L., a telecommunications company based in Malaga, Spain. ITS Europe is a provider of various telecommunications services and products primarily within Spain; all of the operations of ITS Europe were founded prior to the deregulation of the telecommunications industry in Spain in 1998.

REVENUES

         Sales for the three months ended March 31, 2002, increased 9% to $504,000 from $464,000 for the quarter ended March 31, 2001. Sales for the six months ended March 31, 2002, increased 47% to $1,254,000 from $854,000 for the six months ended March 31, 2001. These increases were due primarily to the growth in its customer base and increased sales of telecommunications services.

COST OF GOODS SOLD/GROSS MARGIN

         Cost of goods sold increased to $341,000, or 68% of revenues for the three months ended March 31, 2002, from $321,000 or 69% of revenues in the quarter ended March 31, 2001. Because the margin is practically the same, the gross margin has increased slightly based on the increase in revenues.

         Cost of goods sold increased to $912,000, or 73% of revenues for the six months ended March 31, 2002, from $638,000 or 75% of revenues for the six months ended March 31, 2001.

EXPENSES

         Expenses consist primarily of sales and marketing, operating, and general and administrative costs, and depreciation and amortization. Expenses for the quarter ended March 31, 2002, decreased to $200,000 from $344,000 for the quarter ended March 31, 2001, a 42% decrease. As a percentage of sales, expenses for the quarter ended March 31, 2002, were 40% of sales while expenses for the quarter ended March 31, 2001, were 74% of sales.

         Expenses for the six months ended March 31, 2002, decreased to $401,000 from $610,000 for the six months ended March 31, 2001, a 34% decrease. As a percentage of sales, expenses for the six months ended March 31, 2002, were 32% of sales while expenses for the six months ended March 31, 2001, were 71% of sales. These decreases in expenses are the result of a continuous plan to reduce operating expenses.

LOSS FROM OPERATIONS

         Loss from operations for the quarter ended March 31, 2002, decreased 82% to $37,000 from $201,000 for the quarter ended March 31, 2001.

         Loss from operations for the six months ended March 31, 2002, decreased 85% to $59,000 from $394,000 for th six months ended March 31, 2001. These decreases were primarily due to the decreases in operating expenses.

NET LOSS

         Net loss for the quarter ended March 31, 2002, decreased 91% to $19,000 from $205,000 for the quarter ended March 31, 2001.

         Net loss for the six months ended March 31, 2002, decreased 90% to $41,000 from $417,000 for the six months ended March 31, 2001. This decrease was primarily due to the decrease in loss from operations.

PLAN OF OPERATIONS FOR THE COMPANY

         The Company's goal for the current fiscal year is to internally grow its existing customer base through its marketing plan. This marketing plan features combinations of services to build revenues both with existing and new customers. Combining and integrating telecommunication services for specific niches is an unusual product and marketing focus within Spain. This campaign is designed to also enhance customer service to both entice and hold customers' loyalty to the Company. It could be in the Company's interest to acquire similar telecommunications companies, primarily in Spain. However, no specific acquisitions are presently planned.

LIQUIDITY AND CAPITAL RESOURCES

         The principal shareholders of the Company have made commitments for additional financing to the Company in order to fund its strategic plan. Despite that, there can be no assurance that any additional financing would be available in a timely manner, or if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during the three month period ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

               None.

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2002.

                                 SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ITS NETWORKS INC.

Date: May 20, 2002                     By: /s/ Gustavo Gomez
                                       ---------------------------------------
                                       Gustavo Gomez,
                                       President, Principal Financial Officer,
                                       and Principal Accounting Officer