Form 10QSB/A
period 2002-03-31
ITS NETWORKS INC
filed 2002-05-21
CIK 1101688

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                  Form 10-QSB

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

        For the transition period from ______________ to ________________
        Commission File Number: 0-24857

                               ITS NETWORKS INC.
        (Exact name of small business issuer asspecified in its charter)

                  Florida                               52-2137517
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

      EDIF. MARINA MARBELLA, SEVERO OCHOA, 28, 3-A, 29600 MARBELLA, SPAIN
                    (Address of principal executive offices)

                               011-34-607-290-563
                          (Issuer's telephone number)

                                 Not Applicable

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        The Company filed its Form 10-QSB for the period ended March 31, 2002, prior to the completion of the review of quarterly financial information by their independent auditor. The review will be completed as soon as possible after filing this report, any material change to the quarterly financial information necessitated by the completion of such review will be promptly reported by means of an amendment to this report.


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITS NETWORKS INC.

Date: May 21, 2002                      By: /s/ Gustavo Gomez
                                        ------------------------------
                                        Gustavo Gomez,
                                        President, Principal Financial Officer,
                                        and Principal Accounting Officer