Form 10QSB
period 2002-06-30
ITS NETWORKS INC
filed 2002-08-19
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                C/Villanueva 16, 5th Floor, Madrid, 28001, Spain
                ------------------------------------------------
                    (Address of principal executive offices)

                               011-34-91-431-2475
                          ---------------------------
                          (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 24,786,238 shares.

    Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                   ---    ---


                                ITS NETWORKS INC.
                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements:

            Consolidated Balance Sheet as of June 30, 2002                     2

            Consolidated Statements of Operations for the three
            months and nine months ended June 30, 2002, and 2001               3

            Consolidated Statement of Changes in Stockholders'
            (Deficit) for the nine months ended June 30, 2002                  4

            Consolidated Statements of Cash Flows for the nine
            months ended June 30, 2002 and 2001                                5

            Notes to the Consolidated Financial Statements                     6

Item  2.    Management's Discussion and Analysis or Plan of Operations         7


PART  II.  OTHER  INFORMATION

Item  1.   Legal  Proceedings                                                  9

Item  2.   Changes  in  Securities                                             9

Item  3.   Defaults  on  Senior  Securities                                    9

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders         9

Item  5.   Other  Information                                                 10

Item  6.   Exhibits  and  Reports  on  Form  8-K                              10

Signatures                                                                    10

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                        ITS NETWORKS INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  (Unaudited)



                                                                 June  30,  2002
                                                                 ---------------

                                     ASSETS
                                     ------

CURRENT  ASSETS:
Cash  and  cash  equivalents                                       $     64,000

Accounts receivable, net of allowance for
  uncollectible accounts of $158,000                                    300,000

Prepaid  expenses                                                         1,000
                                                                   ------------

      Total  Current  Assets                                            365,000
                                                                   ------------

Vendor  and  other  deposits                                            142,000

Property  and  equipment,  net                                          213,000
                                                                   ------------

      Total  Assets                                                $    720,000
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:

Accounts  payable                                                  $    498,000

Payable to related parties                                               32,000

Other  current  liabilities                                             186,000
                                                                   ------------

   Total  current  liabilities                                          716,000
                                                                   ------------

LONG TERM PAYABLE TO AFFILIATES                                         539,000
                                                                   ------------

STOCKHOLDERS'  DEFICIT

Common stock, par value $.001; 50,000,000 shares authorized, 24,786,238 shares outstanding

    Preferred  and  common  stock                                        25,000

    Additional  paid  in  capital                                     3,158,000

Accumulated  deficit                                                 (3,680,000)

Cumulative  translation  adjustments                                    (38,000)
                                                                   ------------

      Total  Stockholders'  (Deficit)                                  (535,000)
                                                                   ------------

      Total Liabilities and Shareholders' (Deficit)                $    720,000
                                                                   ============

                        ITS NETWORKS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                  (Unaudited)

                             Three months ended   Three months ended   Nine months ended   Nine months ended
                              June  30,  2002      June  30,  2001       June 30, 2002       June 30, 2001
                             ------------------   ------------------   -----------------   -----------------
Sales                           $    471,000         $    661,000        $   1,725,000       $   1,515,000
Cost  of  goods  sold                334,000              549,000            1,246,000           1,187,000
                                ------------         ------------        -------------       -------------

GROSS  PROFIT                        137,000              112,000              479,000             328,000
                                ------------         ------------        -------------       -------------

General and administrative
  expenses                           834,000              373,000            1,200,000             960,000
Depreciation                          11,000                7,000               26,000              20,000
Bad  debt  expense                   147,000               17,000              148,000              44,000
                                ------------         ------------        -------------       -------------

OPERATING  EXPENSES                  992,000              397,000            1,374,000           1,024,000
                                ------------         ------------        -------------       -------------

OPERATING  LOSS                     (855,000)            (285,000)            (895,000)           (696,000)

OTHER  INCOME  (  EXPENSES)
  Interest  income                         0                    0                    0               1,000
  Interest  expense                   (5,000)             (34,000)              (6,000)            (41,000)
                                ------------         ------------        -------------       -------------

NET  LOSS                      $    (860,000)        $   (319,000)       $    (901,000)       $   (736,000)
                               =============         ============        =============        ============

Net loss per common share      $        (.04)        $       (.01)       $        (.04)       $       (.03)
                               =============         ============        =============        ============

Weighted average number of
  shares outstanding              24,021,788           21,316,677           22,706,048          21,316,677
                               =============         ============        =============        ============

The components of
  comprehensive loss are:

NET  LOSS                      $    (841,000)        $   (319,000)       $    (901,000)       $   (736,000)

Change in foreign currency
translation  adjustment              (88,000)            (187,000)             (48,000)            118,000
                                ------------         ------------        -------------        ------------

COMPREHENSIVE  LOSS            $    (929,000)        $   (506,000)       $    (949,000)       $   (618,000)
                               =============         ============        =============        ============

                        ITS NETWORKS INC. AND SUBSIDIARY
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                                                 Cumulative      Total
                        Common     Stock       Additional         Retained       Translation  Shareholders'
    Description         Shares     Amount   Paid-in Capital  Earnings (Deficit)  Adjustment    (Deficit)
    -----------       ----------  -------   ---------------  ------------------  -----------  ------------

Balance,
  September 30, 2001  21,366,667  $21,000      $1,315,000       $(2,779,000)       $ 10,000   $(1,433,000)

Shares issued due
  to conversion of
  debt to equity       2,360,071    3,000       1,462,000                 -               -     1,465,000

Shares issued for
  cash                    19,500        -          11,000                 -               -        11,000

Shares issued for
  prior advertising      790,000    1,000         281,000                 -               -       282,000

Shares issued to
  employee               250,000        -          89,000                 -               -        89,000

Net loss for the
  nine months
  ended June 30,
  2002                         -        -               -          (901,000)              -      (901,000)

Cumulative
  translation
  adjustments                  -        -               -                 -         (48,000)      (48,000)
                      ----------  -------      ----------       -----------        --------   -----------

Balance,
  June 30, 2002       24,786,238  $25,000      $3,158,000       $(3,680,000)       $(38,000)  $  (535,000)
                      ==========  =======      ==========       ===========        ========   ===========

                        ITS NETWORKS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                           Nine months ended   Nine months ended
                                            June  30,  2002     June  30,  2001
                                           ------------------  -----------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
NET  (LOSS)                                   $   (901,000)      $   (736,000)
Adjustments  to  reconcile  income/cash
  Depreciation  and  amortization                   26,000             20,000
  Non cash expenditures paid with stock            370,000                  -
  Capitalization  restructure                            -              8,000
  Provision  for  bad  debt                        167,000                  -

Decrease (Increase) in operating assets
  Account  receivable                             ( 80,000)            20,000
  Prepaid  expenses                                 (1,000)            (6,000)
  Vendor  and  other  deposits                     (77,000)           106,000

Increase (decrease) in operating liabilities
  Accounts payable and accrued expenses           (153,000)             2,000
                                              ------------       ------------

    Net cash (used in) operating activities       (649,000)          (586,000)
                                              ------------       ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

  Cash flows proceeds from the sale of
    fixed assets                                         -              7,000

  Cash payments for the purchase of
    property and equipment                         (72,000)           (49,000)
                                              ------------       ------------

    Net cash (used in) investing activities        (72,000)           (42,000)
                                              ------------       ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

  Cash paid to related parties                           -           (132,000)
  Proceeds  from sale of common stock               11,000                  -
  Loans received from related parties              810,000            736,000
  Cash  paid  to  banks                                  -             (7,000)
                                              ------------       ------------

    Net cash provided by financing
      activities                                   821,000            597,000
                                              ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH, NET       (48,000)            30,000
                                              ------------       ------------

NET DECREASE IN CASH AND CASE EQUIVALENTS           52,000             (1,000)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR         12,000              9,000
                                              ------------       ------------

CASH AND  CASH  EQUIVALENTS  END OF YEAR      $     64,000       $      8,000
                                              ============       ============

NON CASH TRANSACTIONS
  Stock issued for services                   $    370,000       $          -
  Long-term debt converted to shares          $  1,465,000       $          -

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

Results for the nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10- KSB for its fiscal year ended September 30, 2001.

The Company is a provider of telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated on consolidation.

2.  GOING  CONCERN

Since inception, the Company has incurred operating losses in each reporting period as shown in the accompanying financial statements. The Company incurred a net loss of $(901,000) for the nine months ended June 30, 2002. The Company used cash in operations of $649,000 during this period. As of June 30, 2002, the Company has a deficit in working capital of $(351,000) and a deficit net worth of $(535,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

Based upon the new business plan developed during April/May this year, management is implementing its plan to obtain additional debt and/or equity financing, restructure current debt, increase revenues as well as improve operating margins. The current shareholders have shown their commitment to the Company by financially supporting the operations. During the nine months ended June 30, 2002, $1,465,000 of debt was converted to equity and the Company received an additional $11,000 in cash for stock. During the nine months ended June 30, 2002, affiliates loaned the Company $810,00, of which $271,000 was converted to stock as described above.

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

3.  SIGNIFICANT  ACCOUNTING  POLICIES

Foreign  Currency  Translation/Transactions

The assets and liabilities of ITS Europe, S.L., whose functional currency is the Euro (formerly the Peseta), are generally translated into US dollars at the June 30, 2002 exchange rate. The revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign transaction gains and losses in the functional currencies are immaterial.

4.  INCOME  TAXES

The Company's wholly-owned subsidiary, ITS Europe, S.L. files its income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 15 years. The Company has a deferred tax asset principally due to net operating loss carry forwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company can not be assured at this time that it will be able to utilized these loss carryforwards.

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

6.  LOANS  PAYABLE

At June 30, 2002, the Company has loans payable to related parties totaling $571,000 of which $539,000 is considered to be long-term. These loans have no maturity dates or repayment terms and are interest free.

7.  INFLATION

The Company believes that inflation has not had a material impact on its results of operations for the three and nine months ended June 30, 2002.


Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

RESULTS  OF  OPERATIONS

Prior to December 2000, the Company was a development stage technology company and had no revenues. After the Company's acquisition of ITS Europe, S.L. ("ITS Europe"), through a share exchange agreement entered on December 22, 2000, the Company's previous business plan was implemented. For information concerning the Company's prior full fiscal year, the Company refers the reader to the financial statements provided in its previous annual report on Form 10-KSB filed for its fiscal year ended September 30, 2001.

On December 22, 2000, the Company acquired 100% ownership of ITS Europe, S.L., a telecommunications company based in Malaga, Spain. ITS Europe is a provider of various telecommunications services and products primarily within Spain; all of the operations of ITS Europe were founded prior to the deregulation of the telecommunications industry in Spain in 1998.

COMPARISON  OF  THE  THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001

We incurred a $(860,000) net loss for the three months ended June 30, 2002 as compared to a net loss of $(319,000) during the comparable period in 2001. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2002, decreased 29% to $471,000 from $661,000 for the quarter ended June 30, 2001. This decrease in revenues is attributable primarily to our decision in March of 2002 to reduce the
"Intelligent Numbers" line of business. Intelligent Numbers revenues are generated by third party users paying fees to receive certain information from our customers. The Intelligent Numbers revenues generate significantly lower gross profit margins than our fixed line charges which currently represent the majority of our current revenues.

COST  OF  GOODS  SOLD

Cost  of  goods  sold decreased by 39% to $334,000 during the three months ended
June 30, 2002 from $549,000 during the same period in 2001. This decrease was due to a 29% reduction in revenues and in part to the reduction in Intelligent Numbers revenues which generated only about a 10% gross profit margin.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses increased by 124% to $834,000 during the three months ended June 30, 2002 as compared to $373,000 for the comparable period in 2001. This increase was due primarily to the recognition of non cash expenditures associated with the issuance of stock as an employment bonus of $89,000 and to pay advertising obligations totaling $281,000. The advertising obligation was incurred by prior management. The Company also incurred additional expenditures in connection with opening a new head office in Madrid.

DEPRECIATION

Depreciation expense increased by 57% to $11,000 during the three months ended June 30,2002 as compared to $7,000 for the comparable period in 2001. This is due primarily to the acquisition of $72,000 in equipment during the nine months ended June 30, 2002.

BAD  DEBTS  EXPENSE

Bad debts expense increased by 765% to $147,000 during the three months ended June 30, 2002 as compared to $17,000 during the comparable period in 2001. This increase is due to the write off of old past due accounts receivable balances which were incurred principally prior to a change in management. Current management has implemented significantly improved collections procedures which we believe will reduce bad debts expense in the future.

INTEREST  EXPENSE

Interest expense decreased by 85% to $5,000 during the three months ended June 30, 2002 as compared to $34,000 during the comparable period in 2001. This decrease was due to the conversion of $1,465,000 of long term debt to equity.

COMPARISON  OF  THE  NINE  MONTHS  ENDED  JUNE  30,  2002  AND  2001

We incurred a net loss of $(901,000) for the nine months ended June 30, 2002 as compared to a net loss of $(736,000) for the comparable period in 2001. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2002, increased by 14% to $1,725,000 from $1,515,000 for comparable period in 2001. This increase in revenues is due primarily to an increase in fixed line charges and Intelligent Numbers income. Substantially all of the Intelligent Numbers revenues were generated prior to March 31, 2002.

COST  OF  GOODS  SOLD

Cost of goods sold increased by 9% to $1,295,000 during the nine months ended June 30, 2002 from $1,187,000 during the same period in 2001. This increase was due in part to a 14% increase in revenues offset in part by improved gross profit margins due to the reduction in the low gross profit margin Intelligent Number revenues commencing in April of 2002.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses increased by 25% to $1,200,000 during the nine months ended June 30, 2002 as compared to $960,000 for the comparable period in 2001. This increase was due primarily to the recognition of non cash expenditures associated with the issuance of stock as an employment bonus of $89,000 and to pay advertising obligations totaling $281,000. The advertising obligation was incurred by prior management. The Company also incurred additional expenditures in connection with opening a new head office to Madrid.

DEPRECIATION

Depreciation expense increased by 30% to $26,000 during the nine months ended June 30,2002 as compared to $20,000 for the comparable period in 2001. This is due primarily to the acquisition of $72,000 in equipment during the nine months ended June 30, 2002.

BAD  DEBTS  EXPENSE

Bad debts expense increased by 236% to $148,000 during the nine months ended June 30, 2002 as compared to $44,000 during the comparable period in 2001. This increase is due to the write off of old past due accounts receivable balances which were incurred principally prior to a change in management. Current management has implemented significantly improved collections procedures which we believe will reduce bad debts expense in the future.

INTEREST  EXPENSE

Interest expense decreased by 85% to $6,000 during the nine months ended June 30, 2002 as compared to $41,000 during the comparable period in 2001. This decrease was due to the conversion of $1,465,000 of long term debt to equity.


PLAN  OF  OPERATIONS  FOR  THE  COMPANY

Since the approval of the new business plan by the Board in May, the Company has taken the necessary steps to comply with the actions defined. As such it has reduced the debt and looked for additional debt/equity funding. The services have been redefined as a part of a new marketing mix and certain services relaunched with a new image and brand name, as is the case with the prepaid card and the prepaid home service Novitel. The Company's plans include continuing to work with Melanie Griffith as the image of the Company.

ITS has also launched Spain's first Wireless Internet Service at a Spanish port. It has since obtained two additional ports as well as a hotel to sign up for the service. ITS has developed its own antennae which provide for a competitive advantage in this type of environment. The Company is currently receiving numerous requests for collaborations from equipment suppliers, services companies, and even other operators and resellers.

ITS is currently in the process of re-enforcing its sales force and is looking to launch shortly its first spin-off sales office. The management team is being complemented with a Director of Sales and Marketing who is coming on board in September from a major international carrier. The new budget has a section for marketing and creating brand name and image. Previous to March this year, the Company has spent over 6 months without any serious or proactive sales or marketing efforts.

Hence, the Company is positioning itself with its relocated head office in Madrid, Spain, as a national player in the telecom services market focused on serving niche market segments in hand-picked cities. The focus is on creating shareholder wealth through value creation.

As such, the Company is investing in developing solutions utilizing in new technologies that will provide us with a sustainable competitive advantages in differentiated service offered in niche segments such as WIFI access.

LIQUIDITY  AND  CAPITAL  RESOURCES

General. The principal shareholders of the Company have made commitments for additional financing to the Company in order to fund its strategic plan. Despite that, there can be no assurance that any additional financing would be available in a timely manner, or if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

The Company entered into an Equity Line of Credit Agreement dated June 18, 2002 (the "Agreement") with Cornell Capital Partners, LP. ("Cornell")

The Agreement provides for Cornell to commit to purchase up to an aggregate of $10,000,000 (U.S.) of the Common Stock of the Company, not to exceed 9.9% of the then total issued and outstanding shares of Common Stock of the Company, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement.

Upon written notice from the Company, Cornell is committed to purchase Common Stock of the Company at a purchase price equal to 95% of the then current market closing bid prices. Market price is defined to mean the lowest bid price for the Common Stock during the five preceding trading days during a pricing period (the date following the notice from the Company) to Cornell.

Under the terms of the Agreement, the Company will be issuing 780,000 in shares of Common Stock of the Company, representing $390,000 of shares of Common Stock at $.50 per share.

The shares of Common Stock and warrants of the Company to be issued to Cornell and underwriters are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933.

                          PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

None

Item  2.  Changes  in  Securities

The following sets forth a description of all sales and issuances of the Company's securities during the period covered by this report. The Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

On October 23, 2001, the Company extended the expiration date of outstanding warrants to purchase 880,000 shares of Common Stock from December 22, 2002 to December 22, 2004.

On October 4, 2001, the Company issued 15,000 shares of restricted Common Stock to Stephen A. Zrenda, Jr., P.C. for legal services in reliance upon Section 4(2) of the Securities Act of 1933.

In April 2002, the Company converted loans totaling $745,000 into 1,412,071 shares of common stock in reliance upon Regulation S under the Securities Act of 1933. As of June 30, 2002, these shares had not been issued.

On March 27, 2002, the Company adopted and approved its 2002 Stock Option, SAR and Stock Bonus Consultant Plan covering 2,000,000 shares of its Common Stock which have been registered under a Form S-8 registration statement. A stock bonus of 70,000 shares of Common Stock were issued under this Plan, of which 55,000 shares were subsequently canceled.

In March 2002, the Company authorized the issuance of 250,000 shares of its restricted Common Stock to Gustavo Gomez, a director and the President of the Company, as provided in his employment agreement, in reliance upon Regulation S under the Securities Act of 1933.

In April 2002, the Company authorized the issuance of 53,200 shares of restricted Common Stock to Jerry Jennings as provided in his consultant agreement, issued in reliance upon Section 4(2) under the Securities Act of 1933.

In June 2002, the Company authorized the issuance of 790,000 shares of restricted Common Stock for advertising services to Melanie Griffith (600,000 shares), Francisco Fortes (50,000 shares), and Javier Domingues Bandera (140,000 shares), in reliance upon Section 4(2) of Regulation S under the Securities Act of 1933.

Effective June 10, 2002, the Company adopted and approved its 2002 Employee Stock Option, SAR and Stock Bonus Plan covering 2,500,000 shares of its Common Stock that have been registered under a Form S-8 registration statement. No stock options, SAR's or stock bonuses have been granted under this Plan.

Item  3.  Defaults  Upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of the security holders of the Company during the three month period ended June 30, 2002, except a memorandum of action dated June 10, 2002, was executed by a majority of the stockholders of the Company to approve the adoption of the Company's 2002 Employee Stock Option, SAR and Stock Bonus Plan.

Item  5.  Other  Information

During June 2002, the Company moved its principal executive offices from Malaga, Spain, to C/Villanueva 16, 5th Floor, Madrid, 28001, Spain.

In August 2002, the Company appointed Gray & Northcutt, Inc. of Oklahoma City, Oklahoma as its independent certified public accountants.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  EXHIBITS

       10.1 Equity Line of Credit Agreement dated June 18, 2002, with Cornell Capital Partners, L.P.

       10.2 Registration Rights Agreement dated June 18, 2002, with Cornell Capital Partners, L.P.

       10.3   Employment  Agreement  dated  March  16, 2002, with Gustavo Gomez.

       10.4 Lease Agreement dated April 29, 2002 for executive offices in Madrid, Spain.

       99.1   Certificate Pursuant

(b)  REPORTS  ON  FORM  8-K

A Form 8-K was filed by the Company on June 14, 2002, regarding the termination on April 18, 2002 of Moore Stephens, P.C., the independent certified public accountants and auditors of ITS Networks Inc. for fiscal 2001 and fiscal 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ITS  NETWORKS  INC.

Date:  August  19,  2002                 By:/s/  Gustavo  Gomez
                                            ------------------------------------
                                            Gustavo  Gomez,
                                            President, Principal Financial
                                              Officer, and Principal Accounting
                                              Officer

                                                                    EXHIBIT 10.1


                        EQUITY LINE OF CREDIT AGREEMENT
                        -------------------------------

     AGREEMENT dated as of the ___ day of June 2002 (the "Agreement") between CORNELL CAPITAL PARTNERS, LP, a Delaware limited partnership (the "Investor"), and ITS NETWORKS INC., a corporation organized and existing under the laws of the State of Florida (the "Company").

     WHEREAS, the parties desire that, upon the terms and subject to the conditions contained herein, the Company shall issue and sell to the Investor, from time to time as provided herein, and the Investor shall purchase from the Company up to Ten Million ($10,000,000) Dollars of the Company's common stock, par value $.001 per share (the "Common Stock"), for a total purchase price of Ten Million ($10,000,000 U.S.) Dollars; and

     WHEREAS, such investments will be made in reliance upon the provisions of Rule 506 of Regulation D ("Regulation D") of the Securities Act of 1933, as amended, and the regulations promulgated there under (the "Securities Act"), and or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments to be made hereunder.

     WHEREAS, the Company has engaged Westrock Advisors, Inc. to act as the Company's exclusive placement agent in connection with the sale of the Company's Common Stock to the Investor hereunder.

     NOW,  THEREFORE,  the  parties  hereto  agree  as  follows:

                                   ARTICLE I.
                              Certain Definitions

     Section 1.1. "Advance" shall mean the portion of the Commitment Amount requested by the Company in the Advance Notice.

     Section 1.2. "Advance Date" shall mean the date Butler Gonzalez LLP/Wachovia, N.A. Escrow Account is in receipt of the funds from the Investor and Butler Gonzalez LLP, as the Investor's Counsel, is in possession of free trading shares from the Company and therefore an Advance by the Investor to the Company can be made and Butler Gonzalez LLP can release the free trading shares to the Investor. No Advance Date shall be less than six (6) Trading Days after an Advance Notice Date.

     Section 1.3. "Advance Notice" shall mean a written notice to the Investor setting forth the Advance amount that the Company requests from the Investor and the Advance Date.

     Section 1.4. "Advance Notice Date" shall mean each date the Company delivers to the Investor an Advance Notice requiring the Investor to advance funds to the Company, subject to the terms of this Agreement. No Advance Notice Date shall be less than seven (7) Trading Days after the prior Advance Notice Date.

     Section 1.5. "Bid Price" shall mean, on any date, the closing bid price (as reported by Bloomberg L.P.) of the Common Stock on the Principal Market or if the Common Stock is not traded on a Principal Market, the highest reported bid price for the Common Stock, as furnished by the National Association of Securities Dealers, Inc.

     Section 1.6. "Closing" shall mean one of the closings of a purchase and sale of Common Stock pursuant to Section 2.3.

     Section 1.7. "Commitment Amount" shall mean the aggregate amount of up to Ten Million Dollars ($10,000,000 U.S.) which the Investor has agreed to provide to the Company in order to purchase the Company's Common Stock pursuant to the terms and conditions of this Agreement.

     Section 1.8. "Commitment Period" shall mean the period commencing on the earlier to occur of (i) the Effective Date, or (ii) such earlier date as the Company and the Investor may mutually agree in writing, and expiring on the earliest to occur of (x) the date on which the Investor shall have made payment of Advances pursuant to this Agreement in the aggregate amount of Ten Million Dollars ($10,000,000 U.S.), (y) the date this Agreement is terminated pursuant to Section 2.5, or (z) the date occurring twenty-four (24) months after the Effective Date.

     Section 1.9. "Common Stock" shall mean the Company's common stock, par value $.001 per share.

     Section 1.10. "Condition Satisfaction Date" shall have the meaning set forth in Section 7.2.

     Section 1.11. "Damages" shall mean any loss, claim, damage, liability, costs and expenses (including, without limitation, reasonable attorney's fees and disbursements and costs and expenses of expert witnesses and investigation).

     Section 1.12. "Effective Date" shall mean the date on which the SEC first declares effective a Registration Statement registering the resale of the Registrable Securities as set forth in Section 7.2(a).

     Section 1.13. "Escrow Agreement" shall mean the escrow agreement among the Company, the Investor, the Investor's Counsel and Wachovia, N.A. dated the date hereof.

     Section  1.14.  "Exchange  Act"  shall  mean the Securities Exchange Act of
1934,  as  amended,  and  the  rules  and  regulations  promulgated there under.

     Section 1.15. "Material Adverse Effect" shall mean any condition, circumstance, or situation that would prohibit or otherwise materially interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement or the Registration Rights Agreement in any material respect.

     Section 1.16. "Market Price" shall mean the lowest closing Bid Price of the Common Stock during the Pricing Period.

     Section 1.17. "Maximum Advance Amount" shall be equal up to Four Hundred Twenty Five Thousand Dollars ($425,000), in the aggregate, in any thirty (30) calendar day period and specifically One Hundred Six Thousand Two Hundred Fifty Dollars ($106,250) per Advance Notice.

     Section 1.18 "NASD" shall mean the National Association of Securities Dealers, Inc.

     Section 1.19 "Person" shall mean an individual, a corporation, a partnership, an association, a trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     Section 1.20 "Placement Agent" shall mean Westrock Advisors, Inc. a registered broker-dealer.

     Section 1.21 "Pricing Period" shall mean the five (5) consecutive Trading Days after the Advance Notice Date.

     Section 1.22 "Principal Market" shall mean the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, the American Stock Exchange, or the OTC Bulletin Board, whichever is at the time the principal trading exchange or market for the Common Stock.

     Section 1.23 "Purchase Price" shall be set at ninety five percent (95%) of the Market Price during the Pricing Period.

     Section 1.24 "Registrable Securities" shall mean the shares of Common Stock
(i) in respect of which the Registration Statement has not been declared effective by the SEC, (ii) which have not been sold under circumstances meeting all of the applicable conditions of Rule 144 (or any similar provision then in force) under the Securities Act ("Rule 144") or (iii) which have not been otherwise transferred to a holder who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend.

     Section 1.25 "Registration Rights Agreement" shall mean the Registration Rights Agreement dated the date hereof, regarding the filing of the Registration Statement for the resale of the Registrable Securities, entered into between the Company and the Investor.

     Section 1.26 "Registration Statement" shall mean a registration statement on Form S-1 or SB-2 (if use of such form is then available to the Company pursuant to the rules of the SEC and, if not, on such other form promulgated by the SEC for which the Company then qualifies and which counsel for the Company shall deem appropriate, and which form shall be available for the resale of the Registrable Securities to be registered thereunder in accordance with the provisions of this Agreement and the Registration Rights Agreement, and in accordance with the intended method of distribution of such securities), for the registration of the resale by the Investor of the Registrable Securities under the Securities Act.

     Section 1.27 "Regulation D" shall have the meaning set forth in the recitals of this Agreement.

     Section 1.28 "SEC" shall mean the United States Securities and Exchange Commission.

     Section 1.29 "Securities Act" shall have the meaning set forth in the recitals of this Agreement.

     Section 1.30 "SEC Documents" shall mean Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and Proxy
Statements of the Company as supplemented to the date hereof, filed by the Company for a period of at least twelve (12) months immediately preceding the date hereof or the Advance Date, as the case may be, until such time as the Company no longer has an obligation to maintain the effectiveness of a Registration Statement as set forth in the Registration Rights Agreement.

     Section 1.31 "Trading Day" shall mean any day during which the New York Stock Exchange shall be open for business.

                                   ARTICLE II.
                                    Advances

     Section  2.1.  Investments.

          (a) Advances. Upon the terms and conditions set forth herein (including, without limitation, the provisions of Article VII hereof), on any Advance Notice Date the Company may request an Advance by the Investor by the delivery of an Advance Notice. The number of shares of Common Stock that the Investor shall receive for each Advance shall be determined by dividing the amount of the Advance by the Purchase Price. No fractional shares shall be issued. Fractional shares shall be rounded to the next higher whole number of shares. The aggregate maximum amount of all Advances that the Investor shall be obligated to make under this Agreement shall not exceed the Commitment Amount.

          (b) Notwithstanding the foregoing the Company shall only be entitled to an Advance if the Company's Common Stock has an active bid at all times during the Pricing Period.

          (c) The Company acknowledges that the Investor may sell the Company's Common Stock purchased pursuant to an Advance Notice during the corresponding Pricing Period.

     Section  2.2.     Mechanics.

          (a) Advance Notice. At any time during the Commitment Period, the Company may deliver an Advance Notice to the Investor, subject to the conditions set forth in Section 7.2; provided, however, unless waived by the Investor, the amount for each Advance as designated by the Company in the applicable Advance Notice, as well as the aggregate amount of multiple Advances in any thirty (30) calendar day period, shall not be more than the Maximum Advance Amount. The aggregate amount of the Advances pursuant to this Agreement shall not exceed the Commitment Amount, unless otherwise agreed by the Investor in the Investor's sole and absolute discretion. The Company acknowledges that the Investor may sell shares of the Company's Common Stock corresponding with a particular

Advance Notice on the day the Advance Notice is received by the Investor. There will be a minimum of seven (7) Trading Days between each Advance Notice Date.

          (b) Date of Delivery of Advance Notice. An Advance Notice shall be deemed delivered on (i) the Trading Day it is received by facsimile or otherwise by the Investor if such notice is received prior to 12:00 noon Eastern Time, or
(ii) the immediately succeeding Trading Day if it is received by facsimile or otherwise after 12:00 noon Eastern Time on a Trading Day or at any time on a day which is not a Trading Day. No Advance Notice may be deemed delivered, on a day that is not a Trading Day.

          (c) Pre-Closing Share Credit. Within two (2) business days after the Advance Notice Date, the Company shall credit shares of the Company's Common Stock to the Investor's balance account with The Depository Trust Company through its Deposit Withdrawal At Custodian system, in an amount equal to the amount of the requested Advance divided by the closing Bid Price of the Company's Common Stock as of the Advance Notice Date multiplied by one point one (1.1). Any adjustments to the number of shares to be delivered to the Investor at the Closing as a result of fluctuations in the closing Bid Price of the Company's Common Stock shall be made as of the date of the Closing. Any excess shares shall be credited to the next Advance. In no event shall the number of shares issuable to the Investor pursuant to an Advance exceed nine and 9/10 percent (9.9%) of the then outstanding Common Stock of the Company.

          (d) Hardship. In the event the Investor sells the Company's Common Stock pursuant to subsection (c) above and the Company fails to perform its obligations as mandated in Section 2.5 and 2.2 (c), and specifically fails to provide the Investor with the shares of Common Stock for the applicable Advance, the Company acknowledges that the Investor shall suffer financial hardship and therefore shall be liable for any and all losses, commissions, fees, or financial hardship caused to the Investor.

     Section 2.3. Closings. On each Advance Date, which shall be six (6) Trading Days after an Advance Notice Date, (i) the Company shall deliver to the Investor's Counsel, as defined pursuant to the Escrow Agreement, shares of the Company's Common Stock, representing the amount of the Advance by the Investor pursuant to Section 2.1 herein, registered in the name of the Investor which shall be delivered to the Investor, or otherwise in accordance with the Escrow Agreement and (ii) the Investor shall deliver to Wachovia, N.A. (the "Escrow Agent") the amount of the Advance specified in the Advance Notice by wire transfer of immediately available funds which shall be delivered to the Company, or otherwise in accordance with the Escrow Agreement. In addition, on or prior to the Advance Date, each of the Company and the Investor shall deliver to the other through the Investor's Counsel all documents, instruments and writings required to be delivered or reasonably requested by either of them pursuant to this Agreement in order to implement and effect the transactions contemplated herein. Payment of funds to the Company and delivery of the Company's Common Stock to the Investor shall occur in accordance with the conditions set forth above and those contained in the Escrow Agreement; provided, however, that to the extent the Company has not paid the fees, expenses, and disbursements of the Investor or its Investor's counsel in accordance with Section 12.4, the amount of such fees, expenses, and disbursements may be deducted by the Investor (and shall be paid to the relevant party) from the amount of the Advance with no reduction in the amount of shares of the Company's Common Stock to be delivered on such Advance Date.

     Section 2.4. Termination of Investment. The obligation of the Investor to make an Advance to the Company pursuant to this Agreement shall terminate permanently (including with respect to an Advance Date that has not yet occurred) in the event that (i) there shall occur any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty
(50) Trading Days, other than due to the acts of the Investor, during the Commitment Period, and (ii) the Company shall at any time fail materially to comply with the requirements of Article VI and such failure is not cured within thirty (30) days after receipt of written notice from the Investor, provided, however, that this termination provision shall not apply to any period commencing upon the filing of a post-effective amendment to such Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC

     Section  2.5.   Agreement  to  Advance  Funds.

          (a) The Investor agrees to advance the amount specified in the Advance Notice to the Company after the completion of each of the following conditions and the other conditions set forth in this Agreement:

               (i) the execution and delivery by the Company, and the Investor, of this Agreement, and the Exhibits hereto;

               (ii) Investor's Counsel shall have received the shares of Common Stock applicable to the Advance in accordance with Section 2.2(c) hereof;

               (iii) the Company's Registration Statement with respect to the resale of the Registrable Securities in accordance with the terms of the Registration Rights Agreement shall have been declared effective by the SEC;

               (iv) the Company shall have obtained all material permits and qualifications required by any applicable state for the offer and sale of the Registrable Securities, or shall have the availability of exemptions there from. The sale and issuance of the Registrable Securities shall be legally permitted by all laws and regulations to which the Company is subject;

               (v) the Company shall have filed with the Commission in a timely manner all reports, notices and other documents required of a "reporting company" under the Exchange Act and applicable Commission regulations;

               (vi) the fees as set forth in Section 12.4 below shall have been paid or can be withheld as provided in Section 2.3; and

               (vii) the conditions set forth in Section 7.2 shall have been satisfied.

               (viii) The Company shall have provided to the Investor an acknowledgement, to the satisfaction of the Investor, from the Company's accountants as to the accountant's ability to provide all consents required in order to file a registration statement in connection with this transaction;

               (xi)  The  Company's  transfer  agent  shall  be  DWAC  eligible.

     Section  2.6.     Lock  Up  Period.

               (i) The Company shall not, without the prior consent of the Investor, issue or sell (i) any Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance or (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance, except for the Company's 2002 Employee Stock Option, SAR and Stock Bonus Plan

               (ii) On the date hereof, the Company shall obtain from each officer and director a lock-up agreement, as defined below, in the form annexed hereto as Schedule 2.6(b) agreeing to only sell in compliance with the volume limitation of Rule 144.

                                  ARTICLE III.
                   Representations and Warranties of Investor

     Investor hereby represents and warrants to, and agrees with, the Company that the following are true and as of the date hereof and as of each Advance
Date:

     Section 3.1. Organization and Authorization. The Investor is a duly organized and validly existing limited partnership in Delaware, the jurisdiction of its incorporation or organization, and has all requisite power and authority to purchase and hold the securities issuable hereunder. The decision to invest and the execution and delivery of this Agreement by such Investor, the performance by such Investor of its obligations hereunder and the consummation by such Investor of the transactions contemplated hereby have been duly authorized and requires no other proceedings on the part of the Investor. The undersigned has the right, power and authority to execute and deliver this Agreement and all other instruments (including, without limitations, the Registration Rights Agreement), on behalf of the Investor. This Agreement has been duly executed and delivered by the Investor and, assuming the execution and delivery hereof and acceptance thereof by the Company, will constitute the legal, valid and binding obligations of the Investor, enforceable against the Investor in accordance with its terms.

     Section 3.2. Evaluation of Risks. The Investor has such knowledge and experience in financial, tax and business matters as to be capable of evaluating the merits and risks of, and bearing the economic risks entailed by, an investment in the Company and of protecting its interests in connection with this transaction. It recognizes that its investment in the Company involves a high degree of risk of loss.

     Section 3.3. No Legal Advice From the Company. The Investor acknowledges that it had the opportunity to review this Agreement and the transactions contemplated by this Agreement with its own legal counsel and investment and tax advisors. The Investor is relying solely on such counsel and advisors and not on any statements or representations of the Company or any of its representatives or agents for legal, tax or investment advice with respect to this investment, the transactions contemplated by this Agreement or the securities laws of any jurisdiction.

     Section 3.4. Investment Purpose. The securities are being purchased by the Investor for its own account, for investment and without any view to the distribution, assignment or resale to others or fractionalization in whole or in part. The Investor agrees not to assign or in any way transfer the Investor's rights to the securities or any interest therein and acknowledges that the Company will not recognize any purported assignment or transfer except in accordance with applicable Federal and state securities laws. No other person has or will have a direct or indirect beneficial interest in the securities. The Investor agrees not to sell, hypothecate or otherwise transfer the Investor's securities unless the securities are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available.

     Section 3.5. Accredited Investor. Investor is an "Accredited Investor" as that term is defined in Rule 501(a)(3) of Regulation D of the Securities Act.

     Section 3.6. Information. The Investor and its advisors (and its counsel), if any, have been furnished with all materials relating to the business, finances and operations of the Company and information it deemed material to making an informed investment decision. The Investor and its advisors, if any, have been afforded the opportunity to ask questions of the Company and its management. Neither such inquiries nor any other due diligence investigations conducted by such Investor or its advisors, if any, or its representatives shall modify, amend or affect the Investor's right to rely on the Company's representations and warranties contained in this Agreement. The Investor understands that its investment involves a high degree of risk. The Investor is in a position regarding the Company, which, based upon employment, family relationship or economic bargaining power, enabled and enables such Investor to obtain information from the Company in order to evaluate the merits and risks of this investment. The Investor has sought such accounting, legal and tax advice, as it has considered necessary to make an informed investment decision with respect to this transaction.

     Section 3.7. Receipt of Documents. The Investor and its counsel have received and read in their entirety: (i) this Agreement and the Exhibits annexed hereto; (ii) all due diligence and other information necessary to verify the accuracy and completeness of such representations, warranties and covenants;
(iii) the Company's Form 10-KSB for the year ended year ended September 30, 2001 and Form 10-QSB for the periods ended December 31, 2001 and March 31, 2002; and
(iv) answers to all questions the Investor submitted to the Company regarding an investment in the Company; and has relied on the information contained therein and has not been furnished any other documents, literature, memorandum or prospectus.

     Section 3.8. Registration Rights Agreement and Escrow Agreement. The parties have entered into a Registration Rights Agreement and the Escrow Agreement, each dated the date hereof.

     Section 3.9. No General Solicitation. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Securities Act) in connection with the offer or sale of the shares of Common Stock offered hereby.

     Section 3.10. Investor Not an Affiliate. The Investor is not an officer, director or a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with the Company or any "Affiliate" of the Company (as that term is defined in Rule 405 of the Securities Act). Neither the Investor nor its Affiliates has an open short position in the Common Stock of the Company, and the Investor agrees that it will not, and that it will cause its Affiliates not to, engage in any short sales of or hedging transactions with respect to the Common Stock, provided that the Company acknowledges and agrees that upon receipt of an Advance Notice the Investor will sell the Shares to be issued to the Investor pursuant to the Advance Notice, even if the Shares have not been delivered to the Investor.

                                  ARTICLE IV.
                  Representations and Warranties of the Company

     Except as stated below, on the disclosure schedules attached hereto or in the SEC Documents (as defined herein), the Company hereby represents and warrants to, and covenants with, the Investor that the following are true and correct as of the date hereof:

     Section 4.1. Organization and Qualification. The Company is duly incorporated and validly existing in good standing in Florida, the jurisdiction of its incorporation, and has all requisite corporate power and authority corporate power to own its properties and to carry on its business as now being conducted. Each of the Company and its subsidiaries is duly qualified as a foreign corporation to do business and within ten (10) days of the date hereof will be in good standing in every jurisdiction in which the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing would not have a Material Adverse Effect on the Company and its subsidiaries taken as a whole.

     Section 4.2. Authorization, Enforcement, Compliance with Other Instruments.
(i) The Company has the requisite corporate power and authority to enter into and perform this Agreement, the Registration Rights Agreement and any related agreements, in accordance with the terms hereof and thereof, (ii) the execution and delivery of this Agreement, the Registration Rights Agreement, the Escrow Agreement and any related agreements by the Company and the consummation by it of the transactions contemplated hereby and thereby, have been duly authorized by the Company's Board of Directors and no further consent or authorization is required by the Company, its Board of Directors or its stockholders, (iii) this Agreement, the Registration Rights Agreement, the Escrow Agreement and any related agreements have been duly executed and delivered by the Company, (iv) this Agreement, the Registration Rights Agreement, the Escrow Agreement and assuming the execution and delivery thereof and acceptance by the Investor and any related agreements constitute the valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by general principles of equity or applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally, the enforcement of creditors' rights and remedies.

     Section 4.3. Capitalization. As of the date hereof, the authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Preferred Stock of which 23,996,236 shares of Common Stock and no shares of Preferred Stock are presently issued and outstanding. All of such outstanding shares have been validly issued and are fully paid and non-assessable. Except as disclosed in the SEC Documents (as defined in Section 4.5 hereof), no shares of Common Stock are subject to preemptive rights or any other similar rights or any liens or encumbrances suffered or permitted by the Company. Except as disclosed in the SEC Documents, as of the date hereof, (i) there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, or contracts, commitments, understandings or arrangements by which the Company or any of its subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its subsidiaries or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, (ii) there are no outstanding debt securities and (iii) there are no agreements or arrangements under which the Company or any of its subsidiaries is obligated to register the sale of any of their securities under the Securities Act (except pursuant to the Registration Rights Agreement). There are no securities or instruments containing anti-dilution or similar provisions that will be triggered by this Agreement or any related agreement or the consummation of the transactions described herein or therein. The Company has furnished to the Investor true and correct copies of the Company's Certificate of Incorporation, as amended and as in effect on the date hereof (the "Certificate of Incorporation"), and the Company's By-laws, as in effect on the date hereof (the "By-laws"), and the terms of all securities convertible into or exercisable for Common Stock and the material rights of the holders thereof in respect thereto.

     Section 4.4. No Conflict. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby will not (i) result in a violation of the Certificate of Incorporation, any certificate of designations of any outstanding series of preferred stock of the Company or By-laws or (ii) conflict with or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and the rules and regulations of the Principal Market on which the Common Stock is quoted) applicable to the Company or any of its subsidiaries or by which any material property or asset of the Company or any of its subsidiaries is bound or affected and which would cause a Material Adverse Effect. Except as disclosed in the SEC Documents, neither the Company nor its subsidiaries is in violation of any term of or in default under its Certificate of Incorporation or By-laws or their organizational charter or by-laws, respectively, or any material contract, agreement, mortgage, indebtedness, indenture, instrument, judgment, decree or order or any statute, rule or regulation applicable to the Company or its subsidiaries. The business of the Company and its subsidiaries is not being conducted in violation of any material law, ordinance, regulation of any governmental entity. Except as specifically contemplated by this Agreement and as required under the Securities Act and any applicable state securities laws, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under or contemplated by this Agreement or the Registration Rights Agreement in accordance with the terms hereof or thereof. All consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof. The Company and its subsidiaries are unaware of any fact or circumstance which might give rise to any of the foregoing.

     Section 4.5. SEC Documents; Financial Statements. Since September 30, 2001, the Company has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC under of the Exchange Act. The Company has delivered to the Investor or its representatives, or made available through the SEC's website at http://www.sec.gov, true and complete copies of the SEC Documents. As of their respective dates, the financial statements of the Company disclosed in the SEC Documents (the "Financial Statements") complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto, or
(ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and, fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments). No other information provided by or on behalf of the Company to the Investor which is not included in the SEC Documents contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

     Section 4.6. SEC Rule 10b-5. The SEC Documents do not include any untrue statements of material fact, nor do they omit to state any material fact required to be stated therein necessary to make the statements made, in light of the circumstances under which they were made, not misleading.

     Section 4.7. No Default. Except as disclosed in Section 4.4 or the SEC Documents, the Company is not in default in the performance or observance of any material obligation, agreement, covenant or condition contained in any indenture, mortgage, deed of trust or other material instrument or agreement to which it is a party or by which it is or its property is bound and neither the execution, nor the delivery by the Company, nor the performance by the Company of its obligations under this Agreement or any of the exhibits or attachments hereto will conflict with or result in the breach or violation of any of the terms or provisions of, or constitute a default or result in the creation or imposition of any lien or charge on any assets or properties of the Company under its Certificate of Incorporation, By-Laws, any material indenture, mortgage, deed of trust or other material agreement applicable to the Company or instrument to which the Company is a party or by which it is bound, or any statute, or any decree, judgment, order, rules or regulation of any court or governmental agency or body having jurisdiction over the Company or its properties, in each case which default, lien or charge is likely to cause a Material Adverse Effect on the Company's business or financial condition.

     Section 4.8. Absence of Events of Default. Except for matters described in the SEC Documents and/or this Agreement, no Event of Default, as defined in the respective agreement to which the Company is a party, and no event which, with the giving of notice or the passage of time or both, would become an Event of Default (as so defined), has occurred and is continuing, which would have a Material Adverse Effect on the Company's business, properties, prospects, financial condition or results of operations.

     Section 4.9. Intellectual Property Rights. The Company and its subsidiaries own or possess adequate rights or licenses to use all material trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets and rights necessary to conduct their respective businesses as now conducted. The Company and its subsidiaries do not have any knowledge of any infringement by the Company or its subsidiaries of trademark, trade name rights, patents, patent rights, copyrights, inventions, licenses, service names, service marks, service mark registrations, trade secret or other similar rights of others, and, to the knowledge of the Company, there is no claim, action or proceeding being made or brought against, or to the Company's knowledge, being threatened against, the Company or its subsidiaries regarding trademark, trade name, patents, patent rights, invention, copyright, license, service names, service marks, service mark registrations, trade secret or other infringement; and the Company and its subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

     Section 4.10. Employee Relations. Neither the Company nor any of its subsidiaries is involved in any labor dispute nor, to the knowledge of the Company or any of its subsidiaries, is any such dispute threatened. None of the Company's or its subsidiaries' employees is a member of a union and the Company and its subsidiaries believe that their relations with their employees are good.

     Section 4.11. Environmental Laws. The Company and its subsidiaries are (i) in compliance with any and all applicable material foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants ("Environmental Laws"), (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and (iii) are in compliance with all terms and conditions of any such permit, license or approval.

     Section 4.12. Title. Except as set forth in the SEC Documents, the Company has good and marketable title to its properties and material assets owned by it, free and clear of any pledge, lien, security interest, encumbrance, claim or equitable interest other than such as are not material to the business of the Company. Any real property and facilities held under lease by the Company and its subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by the Company and its subsidiaries.

     Section 4.13. Insurance. The Company and each of its subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company and its subsidiaries are engaged. Neither the Company nor any such subsidiary has been refused any insurance coverage sought or applied for and neither the Company nor any such subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not materially and adversely affect the condition, financial or otherwise, or the earnings, business or operations of the Company and its subsidiaries, taken as a whole.

     Section 4.14. Regulatory Permits. The Company and its subsidiaries possess all material certificates, authorizations and permits issued by the appropriate federal, state or foreign regulatory authorities necessary to conduct their respective businesses, and neither the Company nor any such subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, authorization or permit.

     Section 4.15. Internal Accounting Controls. The Company and each of its subsidiaries maintain a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Section 4.16. No Material Adverse Breaches, etc. Except as set forth in the SEC Documents, neither the Company nor any of its subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company's officers has or is expected in the future to have a Material Adverse Effect on the business, properties, operations, financial condition, results of operations or prospects of the Company or its subsidiaries. Except as set forth in the SEC Documents, neither the Company nor any of its subsidiaries is in breach of any contract or agreement which breach, in the judgment of the Company's officers, has or is expected to have a Material Adverse Effect on the business, properties, operations, financial condition, results of operations or prospects of the Company or its subsidiaries.

     Section 4.17. Absence of Litigation. Except as set forth in the SEC Documents and the due diligence questionnaire provided to the Investor, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending against or affecting the Company, the Common Stock or any of the Company's subsidiaries, wherein an unfavorable decision, ruling or finding would (i) have a Material Adverse Effect on the transactions contemplated hereby (ii) adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under, this Agreement or any of the documents contemplated herein, or (iii) except as expressly disclosed in the SEC Documents, have a Material Adverse Effect on the business, operations, properties, financial condition or results of operation of the Company and its subsidiaries taken as a whole.

     Section 4.18. Subsidiaries. Except as disclosed in the SEC Documents, the Company does not presently own or control, directly or indirectly, any interest in any other corporation, partnership, association or other business entity.

     Section 4.19. Tax Status. The Company and each of its subsidiaries has made or filed all federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject and (unless and only to the extent that the Company and each of its subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provision reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim.

     Section 4.20. Certain Transactions. Except as set forth in the SEC Documents, none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

     Section 4.21. Fees and Rights of First Refusal. Except as set forth in the SEC Documents, the Company is not obligated to offer the securities offered hereunder on a right of first refusal basis or otherwise to any third parties including, but not limited to, current or former shareholders of the Company, underwriters, brokers, agents or other third parties.

     Section 4.22. Use of Proceeds. The Company represents that the net proceeds from this offering will be used for general corporate purposes. However, in no event shall the net proceeds from this offering be used by the Company for the payment (or loaned to any such person for the payment) of any judgment, or other liability, incurred by any executive officer, officer, director or employee of the Company, except for any liability owed to such person for services rendered, or if any judgment or other liability is incurred by such person originating from services rendered to the Company, or the Company has indemnified such person from liability.

     Section 4.23. Further Representation and Warranties of the Company. For so long as any securities issuable hereunder held by the Investor remain outstanding, the Company acknowledges, represents, warrants and agrees that it will maintain the listing of its Common Stock on the Principal Market

     Section 4.24. Opinion of Counsel. Investor shall receive an opinion letter from Stephen A. Zrenda, Jr., P.C., counsel to the Company (updated where applicable) on the date hereof.

     Section 4.25. Opinion of Counsel. The Company will obtain for the Investor, at the Company's expense, any and all opinions of counsel which may be reasonably required in order to sell the securities issuable hereunder without restriction.

     Section 4.26. Dilution. The Company is aware and acknowledges that issuance of shares of the Company's Common Stock could cause dilution to existing shareholders and could significantly increase the outstanding number of shares of Common Stock.

                                   ARTICLE V.
                                Indemnification

     The Investor and the Company represent to the other the following with respect to itself:

     Section  5.1.     Indemnification.

          (a) In consideration of the Investor's execution and delivery of this Agreement, and in addition to all of the Company's other obligations under this Agreement, the Company shall defend, protect, indemnify and hold harmless the Investor, and all of its partners, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Investor Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (irrespective of whether any such Investor Indemnitee is a party to the action for which indemnification hereunder is sought), and including reasonable attorneys' fees and disbursements (the "Indemnified Liabilities"), incurred by the Investor Indemnitees or any of them as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Company in this Agreement or the Registration Rights Agreement or any other certificate, instrument or document contemplated hereby or thereby, (b) any breach of any covenant, agreement or obligation of the Company contained in this Agreement or the Registration Rights Agreement or any other certificate, instrument or document contemplated hereby or thereby, or (c) any cause of action, suit or claim brought or made against such Investor Indemnitee not arising out of any action or inaction of an Investor Indemnitee, and arising out of or resulting from the execution, delivery, performance or enforcement of this Agreement or any other instrument, document or agreement executed pursuant hereto by any of the Investor Indemnitees. To the extent that the foregoing undertaking by the Company may be unenforceable for any reason, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities, which is permissible under applicable law.

          (b) In consideration of the Company's execution and delivery of this Agreement, and in addition to all of the Investor's other obligations under this Agreement, the Investor shall defend, protect, indemnify and hold harmless the Company and all of its officers, directors, shareholders, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Company Indemnitees") from and against any and all Indemnified Liabilities incurred by the Company Indemnitees or any of them as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Investor in this Agreement, the Registration Rights Agreement, or any instrument or document contemplated hereby or thereby executed by the Investor, (b) any breach of any covenant, agreement or obligation of the Investor(s) contained in this Agreement, the Registration Rights Agreement or any other certificate, instrument or document contemplated hereby or thereby executed by the Investor, or (c) any cause of action, suit or claim brought or made against such Company Indemnitee based on misrepresentations or due to a breach by the Investor and arising out of or resulting from the execution, delivery, performance or enforcement of this Agreement or any other instrument, document or agreement executed pursuant hereto by any of the Company Indemnitees. To the extent that the foregoing undertaking by the Investor may be unenforceable for any reason, the Investor shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities, which is permissible under applicable law.

                                  ARTICLE VI.
                            Covenants of the Company

     Section 6.1. Registration Rights. The Company shall cause the Registration Rights Agreement to remain in full force and effect and the Company shall comply in all material respects with the terms thereof.

     Section 6.2. Listing of Common Stock. The Company shall maintain the Common Stock's authorization for quotation on the National Association of Securities
Dealers  Over  the  Counter  Bulletin  Board.

     Section 6.3. Exchange Act Registration. The Company will cause its Common Stock to continue to be registered under Section 12(g) of the Exchange Act, will file in a timely manner all reports and other documents required of it as a reporting company under the Exchange Act and will not take any action or file any document (whether or not permitted by Exchange Act or the rules there under to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Exchange Act.

     Section 6.4. Transfer Agent Instructions. Not later than two days after each Advance Notice Date and prior to each Closing and the effectiveness of the Registration Statement and resale of the Common Stock by the Investor, the Company will deliver instructions to its transfer agent to issue shares of Common Stock free of restrictive legends.

     Section 6.5. Corporate Existence. The Company will take all steps necessary to preserve and continue the corporate existence of the Company.

     Section 6.6. Notice of Certain Events Affecting Registration; Suspension of Right to Make an Advance. The Company will immediately notify the Investor upon its becoming aware of the occurrence of any of the following events in respect of a registration statement or related prospectus relating to an offering of Registrable Securities: (i) receipt of any request for additional information by the SEC or any other Federal or state governmental authority during the period of effectiveness of the Registration Statement for amendments or supplements to the registration statement or related prospectus; (ii) the issuance by the SEC or any other Federal or state governmental authority of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceedings for that purpose; (iii) receipt of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable Securities for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; (iv) the happening of any event that makes any statement made in the Registration Statement or related prospectus of any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires the making of any changes in the Registration Statement, related prospectus or documents so that, in the case of the Registration Statement, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of the related prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; and (v) the Company's reasonable determination that a post-effective amendment to the Registration Statement would be appropriate; and the Company will promptly make available to the Investor any such supplement or amendment to the related prospectus. The Company shall not deliver to the Investor any Advance Notice during the continuation of any of the foregoing events.

     Section 6.7. Expectations Regarding Advance Notices. Within ten (10) days after the commencement of each calendar quarter occurring subsequent to the commencement of the Commitment Period, the Company must notify the Investor, in writing, as to its reasonable expectations as to the dollar amount it intends to raise during such calendar quarter, if any, through the issuance of Advance Notices. Such notification shall constitute only the Company's good faith estimate and shall in no way obligate the Company to raise such amount, or any amount, or otherwise limit its ability to deliver Advance Notices. The failure by the Company to comply with this provision can be cured by the Company's notifying the Investor, in writing, at any time as to its reasonable expectations with respect to the current calendar quarter.

     Section 6.8. Consent of Investor to Sell Common Stock. During the Commitment Period and excluding the Company's 2002 Employee Stock Option Plan, SAR and Stock Bonus Plan, the Company shall not issue or sell (i) any Common Stock without consideration or for a consideration per share less than its Bid Price determined immediately prior to its issuance, (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock's Bid Price determined immediately prior to its issuance, or (iii) file any additional registration statements on Form S-8.

     Section 6.9. Consolidation; Merger. The Company shall not, at any time after the date hereof, effect any merger or consolidation of the Company with or into, or a transfer of all or substantially all the assets of the Company to another entity (a "Consolidation Event") unless the resulting successor or acquiring entity (if not the Company) assumes by written instrument the obligation to deliver to the Investor such shares of stock and/or securities as the Investor is entitled to receive pursuant to this Agreement.

     Section 6.10. Issuance of the Company's Common Stock. The sale of the shares of Common Stock shall be made in accordance with the provisions and requirements of Rule 506 of Regulation D and any applicable state securities law.

                                  ARTICLE VII.
                Conditions for Advance and Conditions to Closing

     Section 7.1. Conditions Precedent to the Obligations of the Company. The obligation hereunder of the Company to issue and sell the shares of Common Stock to the Investor incident to each Closing is subject to the satisfaction, or waiver by the Company, at or before each such Closing, of each of the conditions set forth below.

          (a) Accuracy of the Investor's Representations and Warranties. The representations and warranties of the Investor shall be true and correct in all material respects.

          (b) Performance by the Investor. The Investor shall have performed, satisfied and complied in all respects with all covenants, agreements and conditions required by this Agreement and the Registration Rights Agreement to be performed, satisfied or complied with by the Investor at or prior to such Closing.

     Section 7.2. Conditions Precedent to the Right of the Company to Deliver an Advance Notice and the Obligation of the Investor to Purchase Shares of Common Stock. The right of the Company to deliver an Advance Notice and the obligation of the Investor hereunder to acquire and pay for shares of the Company's Common Stock incident to a Closing is subject to the satisfaction or waiver by the Investor, on (i) the date of delivery of such Advance Notice and
(ii) the applicable Advance Date (each a "Condition Satisfaction Date"), of each of the following conditions:

          (a) Registration of the Common Stock with the SEC. The Company shall have filed with the SEC a Registration Statement with respect to the sale and resale of the Registrable Securities in accordance with the terms of the Registration Rights Agreement. As set forth in the Registration Rights Agreement, the Registration Statement shall have previously become effective and shall remain effective on each Condition Satisfaction Date and (i) neither the Company nor the Investor shall have received notice that the SEC has issued or intends to issue a stop order with respect to the Registration Statement or that the SEC otherwise has suspended or withdrawn the effectiveness of the Registration Statement, either temporarily or permanently, or intends or has threatened to do so (unless the SEC's concerns have been addressed and the Investor is reasonably satisfied that the SEC no longer is considering or intends to take such action), and (ii) no other suspension of the use or withdrawal of the effectiveness of the Registration Statement or related prospectus shall exist. The Registration Statement must have been declared effective by the SEC prior to the first Advance Notice Date.

          (b) Authority. The Company shall have obtained all permits and qualifications required by any applicable state in accordance with the Registration Rights Agreement for the offer and sale of the shares of Common Stock, or shall have the availability of exemptions there from. The sale and issuance of the shares of Common Stock shall be legally permitted by all laws and regulations to which the Company is subject.

          (c) Fundamental Changes. There shall not exist any fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post-effective amendment to the Registration Statement.

          (d) Performance by the Company. The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement (including, without limitation, the conditions specified in Section 2.5 hereof) and the Registration Rights Agreement to be performed, satisfied or complied with by the Company at or prior to each Condition Satisfaction Date.

          (e) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction that prohibits or directly and adversely affects any of the transactions contemplated by this Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or adversely affecting any of the transactions contemplated by this Agreement.

          (f) No Suspension of Trading in or Delisting of Common Stock. The trading of the Common Stock is not suspended by the SEC or the Principal Market (if the Common Stock is traded on a Principal Market). The issuance of shares of Common Stock with respect to the applicable Closing, if any, shall not violate the shareholder approval requirements of the Principal Market (if the Common Stock is traded on a Principal market). The Company shall not have received any notice threatening the continued listing of the Common Stock on the Principal
Market  (if  the  Common  Stock  is  traded  on  a  Principal  Market).

          (g) Maximum Advance Amount. The amount of the individual Advance, as well as the aggregate amount of Advances in any thirty (30) calendar day period, requested by the Company does not exceed the Maximum Advance Amount unless waived by the Investor. In addition, in no event shall the number of shares issuable to the Investor pursuant to an Advance cause the Investor to own in excess of nine and 9/10 percent (9.9%) of the then outstanding Common Stock of the Company.

          (h) No Knowledge. The Company has no knowledge of any event more likely than not to have the effect of causing such Registration Statement to be suspended or otherwise ineffective.

          (i) Other. On each Condition Satisfaction Date, the Investor shall have received and been reasonably satisfied with such other certificates and documents as shall have been reasonably requested by the Investor in order for the Investor to confirm the Company's satisfaction of the conditions set forth in this Section 7.2, including, without limitation, a certificate executed by an executive officer of the Company and to the effect that all the conditions to such Closing shall have been satisfied as at the date of each such certificate substantially in the form annexed hereto on Exhibit A.

                                  ARTICLE VIII.
         Due Diligence Review; Non-Disclosure of Non-Public Information

     Section 8.1. Due Diligence Review. Prior to the filing of the Registration Statement, the Company shall make available for inspection and review by the Investor, advisors to and representatives of the Investor, any underwriter participating in any disposition of the Registrable Securities on behalf of the Investor pursuant to the Registration Statement, any such registration statement or amendment or supplement thereto or any blue sky, NASD or other filing, all financial and other records, all SEC Documents and other filings with the SEC, and all other corporate documents and properties of the Company as may be reasonably necessary for the purpose of such review, and cause the Company's officers, directors and employees to supply all such information reasonably requested by the Investor or any such representative, advisor or underwriter in connection with such Registration Statement (including, without limitation, in response to all questions and other inquiries reasonably made or submitted by any of them), prior to and from time to time after the filing and effectiveness of the Registration Statement for the sole purpose of enabling the Investor and such representatives, advisors and underwriters and their respective accountants and attorneys to conduct initial and ongoing due diligence with respect to the Company and the accuracy of the Registration Statement.

     Section  8.2.     Non-Disclosure  of  Non-Public  Information.

          (a) The Company shall not disclose non-public information to the Investor, advisors to or representatives of the Investor unless prior to disclosure of such information the Company identifies such information as being non-public information and provides the Investor, such advisors and representatives with the opportunity to accept or refuse to accept such non-public information for review. The Company may, as a condition to disclosing any non-public information hereunder, require the Investor's advisors and representatives to enter into a confidentiality agreement in form reasonably satisfactory to the Company and the Investor.

          (b) Nothing herein shall require the Company to disclose non-public information to the Investor or its advisors or representatives, and the Company represents that it does not disseminate non-public material information to any investors who purchase stock in the Company in a public offering, to money managers or to securities analysts, provided, however, that notwithstanding anything herein to the contrary, the Company will, as hereinabove provided, immediately notify the advisors and representatives of the Investor and, if any, underwriters, of any event or the existence of any circumstance (without any obligation to disclose the specific event or circumstance) of which it becomes aware, constituting non-public information (whether or not requested of the Company specifically or generally during the course of due diligence by such persons or entities), which, if not disclosed in the prospectus included in the Registration Statement would cause such prospectus to include a material misstatement or to omit a material fact required to be stated therein in order to make the statements, therein, in light of the circumstances in which they were made, not misleading. Nothing contained in this Section 8.2 shall be construed to mean that such persons or entities other than the Investor (without the written consent of the Investor prior to disclosure of such information) may not obtain non-public material information in the course of conducting due diligence in accordance with the terms of this Agreement and nothing herein shall prevent any such persons or entities from notifying the Company of their opinion that based on such due diligence by such persons or entities, that the Registration Statement contains an untrue statement of material fact or omits a material fact required to be stated in the Registration Statement or necessary to make the statements contained therein, in light of the circumstances in which they were made, not misleading.

                                  ARTICLE IX.
                           Choice of Law/Jurisdiction

     Section 9.1. Governing Law. This Agreement shall be governed by and interpreted in accordance with the laws of the State of New Jersey without regard to the principles of conflict of laws. The parties further agree that any action between them shall be heard in Hudson County, New Jersey, and expressly consent to the jurisdiction and venue of the Superior Court of New Jersey, sitting in Hudson County, New Jersey and the United States District Court of New Jersey, sitting in Newark, New Jersey, for the adjudication of any civil action asserted pursuant to this paragraph.

                                   ARTICLE X.
                            Assignment; Termination

     Section 10.1. Assignment. Neither this Agreement nor any rights of the Company hereunder may be assigned to any other Person.

     Section 10.2. Termination. The obligations of the Investor to make Advances under Article II hereof shall terminate twenty-four (24) months after the Effective Date.

                                  ARTICLE XI.
                                    Notices

     Section 11.1. Notices. Any notices, consents, waivers, or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile, provided a copy is mailed by U.S. certified mail, return receipt requested;
(iii) three (3) days after being sent by U.S. certified mail, return receipt requested, or (iv) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If  to  the  Company,  to:     ITS  Networks  Inc.
                               Villanneva  16  -  5th  Floor
                               Madrid,  Spain  28001
                               Attention:  Gustavo  Gomez,  President  and  CEO
                               Telephone:   (011)  (34)  (91)  578-0074
                               Facsimile:   (011)  (34)  (95)  277-4458

With  a  copy  to:             Stephen  A.  Zrenda,  Jr.,  P.C.
                               100  North  Broadway-  Suite  2100
                               Oklahoma  City,  Oklahoma  73102
                               Telephone:    (405)  235-2111
                               Facsimile:    (405)  235-2157

If  to  the  Investor(s):     Cornell  Capital  Partners,  LP
                              101  Hudson  Street  -Suite  3606
                              Jersey  City,  NJ  07302
                              Attention:  Mark  Angelo
                              Portfolio  Manager
                              Telephone:  (201)  985-8300
                              Facsimile:  (201)  985-8266

With  a  Copy  to:            Butler  Gonzalez  LLP
                              1000  Stuyvesant  Avenue  -  Suite  6
                              Union,  NJ  07083
                              Attention:  David  Gonzalez,  Esq.
                              Telephone:  (908)  810-8588
                              Facsimile:  (908)  810-0973


Each party shall provide five (5) days' prior written notice to the other party of any change in address or facsimile number.

                                  ARTICLE XII.
                                  Miscellaneous

     Section 12.1. Counterparts. This Agreement may be executed in two or more identical counterparts, all of which shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party. In the event any signature page is delivered by facsimile transmission, the party using such means of delivery shall cause four (4) additional original executed signature pages to be physically delivered to the other party within five (5) days of the execution and delivery hereof.

     Section 12.2. Entire Agreement; Amendments. This Agreement supersedes all other prior oral or written agreements between the Investor, the Company, their affiliates and persons acting on their behalf with respect to the matters discussed herein, and this Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Investor makes any representation, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the party to be charged with enforcement.

     Section 12.3. Reporting Entity for the Common Stock. The reporting entity relied upon for the determination of the trading price or trading volume of the Common Stock on any given Trading Day for the purposes of this Agreement shall be Bloomberg, L.P. or any successor thereto. The written mutual consent of the Investor and the Company shall be required to employ any other reporting entity.

     Section 12.4. Fees and Expenses. The Company hereby agrees to pay the following fees:

          (a) Legal Fees. Each of the parties shall pay its own fees and expenses (including the fees of any attorneys, accountants, appraisers or others engaged by such party) in connection with this Agreement and the transactions contemplated hereby, except that the Company will pay the sum of Ten Thousand Dollars ($10,000 U.S.) to Butler Gonzalez LLP, as counsel to the Investor, for legal, administrative, and escrow fees upon the execution of this Agreement. Subsequently on each Advance Date, the Company will pay Butler Gonzalez LLP, the sum of Five Hundred Dollars ($500) for legal, administrative and escrow fees.

          (b)  Commitment  Fees.

          (i) On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to three percent (3%) of the amount of each Advance. The Company hereby agrees that if such payment, as is described above, is not made by the Company on the Advance Date, such payment will be made at the direction of the Investor as outlined and mandated by Section 2.3 of this Agreement.

          (ii) Upon the execution of this Agreement, the Company shall issue to the Investor shares of the Company's restricted Common Stock in an amount equal to Three Hundred Ninety Thousand Dollars ($390,000 U.S.) divided by the Closing Bid Price on the Closing Date (the "Investor's Shares").

          (iii) Fully Earned. Any Investor's Shares issued to the Investor shall be deemed fully earned upon delivery to the Investor.

          (v) Registration Rights. The Investor's Shares will have demand and "piggy-back" registration rights.

     Section 12.5. Brokerage. Each of the parties hereto represents that it has had no dealings in connection with this transaction with any finder or broker who will demand payment of any fee or commission from the other party. The Company on the one hand, and the Investor, on the other hand, agree to indemnify the other against and hold the other harmless from any and all liabilities to any person claiming brokerage commissions or finder's fees on account of services purported to have been rendered on behalf of the indemnifying party in connection with this Agreement or the transactions contemplated hereby.

     Section 12.6. Confidentiality. If for any reason the transactions contemplated by this Agreement are not consummated, each of the parties hereto shall keep confidential any information obtained from any other party (except information publicly available or in such party's domain prior to the date hereof, and except as required by court order) and shall promptly return to the other parties all schedules, documents, instruments, work papers or other written information without retaining copies thereof, previously furnished by it as a result of this Agreement or in connection herein.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the parties hereto have caused this Line of Credit Agreement to be executed by the undersigned, thereunto duly authorized, as of the date first set forth above.

                                        COMPANY:
                                        ITS  NETWORKS  INC.

                                        By:
                                           -------------------------------------
                                           Name:  Gustavo  Gomez
                                           Title:   President  and  CEO


                                        INVESTOR:
                                        CORNELL  CAPITAL  PARTNERS,  LP

                                        By:  Yorkville  Advisors,  LLC
                                        Its:  General  Partner

                                        By:
                                           -------------------------------------
                                           Name:  Mark  Angelo
                                           Title:  Portfolio  Manager

                                    EXHIBIT A
                                    ---------

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                                ITS NETWORKS INC.
                                -----------------


     The  undersigned,  ________________________________  hereby certifies, with respect to the sale of shares of Common Stock of ITS Networks Inc. (the "Company"), issuable in connection with this Advance Notice and Compliance Certificate dated ___________________ (the "Notice"), delivered pursuant to the Equity Line of Credit Agreement (the "Agreement"), as follows:

     1. The undersigned is the duly elected President and Chief Executive Officer of the Company.

     2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

     3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

     4.  The  Advance  requested  is  $_____________________(U.S.).
The  undersigned  has  executed  this  Certificate  this  ____  day  of
_________________.

                                        ITS  NETWORKS  INC.


                                        By:
                                           -------------------------------------
                                        Name:     Gustavo  Gomez
                                        Title:     President  and  CEO

                                SCHEDULED 2.6(b)
                                ----------------

                                ITS NETWORKS INC.
                                -----------------

     The undersigned hereby agrees that for a period commencing on the date hereof and expiring on the termination of the Agreement dated ________________ between ITS Networks Inc. (the "Company"), and Cornell Capital Partners, LP, (the "Investor") (the "Lock-up Period"), he, she or it will not, directly or indirectly, without the prior written consent of the Investor, issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of, except pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933 or shares covered by the Company's 2002 Employee Stock Option Plan, SAR and Stock Option Plan, any securities of the Company, including common stock or options, rights, warrants or other securities underlying, convertible into, exchangeable or exercisable for or evidencing any right to purchase or subscribe for any common stock (whether or not beneficially owned by the undersigned), or any beneficial interest therein (collectively, the "Securities").

     In order to enable the aforesaid covenants to be enforced, the undersigned hereby consents to the placing of legends and/or stop-transfer orders with the transfer agent of the Company's securities with respect to any of the Securities registered in the name of the undersigned or beneficially owned by the undersigned, and the undersigned hereby confirms the undersigned's investment in the Company.

Dated:  _______________,  2002

                                        Signature


                                        ----------------------------------------
                                        Address:
                                        City,  State,  Zip  Code:


                                        ----------------------------------------
                                        Print  Social  Security  Number
                                        or  Taxpayer  I.D.  Number

                                                                    EXHIBIT 10.2


                          REGISTRATION RIGHTS AGREEMENT

     REGISTRATION RIGHTS AGREEMENT (this "Agreement"), dated as of June ___, 2002 by and between ITS NETWORKS INC., a Florida corporation, with its principal office located at Villanneva 16 - 5th Floor Madrid, Spain 28001 (the "Company"), and CORNELL CAPITAL PARTNERS, LP, a Delaware limited partnership (the "Investor").

     WHEREAS:

     A. In connection with the Equity Line of Credit Agreement by and between the parties hereto of even date herewith (the "Equity Line of Credit
Agreement"), the Company has agreed, upon the terms and subject to the conditions of the Equity Line of Credit Agreement, to issue and sell to the Investor that number of shares of the Company's common stock, par value $.001 per share (the "Common Stock"), which can be purchased pursuant to the terms of the Equity Line Credit Agreement for an aggregate purchase price of up to Ten Million Dollars ($10,000,000 U.S.) . Capitalized terms not defined herein shall have the meaning ascribed to them in the Equity Line of Credit Agreement.

     B. To induce the Investor to execute and deliver the Equity Line of Credit Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Investor hereby agree as follows:

     DEFINITIONS.

     As used in this Agreement, the following terms shall have the following meanings:
     "Person"  means a corporation, a limited liability company, an association,

          a.  partnership,  an  organization,  a  business,   an  individual,  a
governmental  or political  subdivision  thereof  or  a  governmental  agency.

          b. "Register," "registered," and "registration" refer to a registration effected by preparing and filing one or more Registration Statements (as defined below) in compliance with the 1933 Act and pursuant to Rule 415 under the 1933 Act or any successor rule providing for offering securities on a continuous or delayed basis ("Rule 415"), and the declaration or ordering of effectiveness of such Registration Statement(s) by the United States Securities and Exchange Commission (the "SEC").

          c. "Registrable Securities" means the shares of Common Stock issuable to Investors pursuant to the Equity Line of Credit Agreement.

          d. "Registration Statement" means a registration statement under the 1933 Act which covers the Registrable Securities.

     2.   REGISTRATION.

          a. Mandatory Registration. The Company shall prepare and file with the SEC a Registration Statement on Form S-1, SB-2 or on such other form as is available. The Company shall cause such Registration Statement to be declared effective by the SEC prior to the first sale to Investor of the Company's Common Stock pursuant to the Equity Line of Credit Agreement.

          b. Sufficient Number of Shares Registered. In the event the number of shares available under a Registration Statement filed pursuant to Section 2(a) is insufficient to cover all of the Registrable Securities which the Investor has purchased pursuant to the Equity Line of Credit Agreement, the Company shall amend the Registration Statement, or file a new Registration Statement (on the short form available therefore, if applicable), or both, so as to cover all of such Registrable Securities which the Investor has purchased pursuant to the Equity Line of Credit Agreement as soon as practicable, but in any event not later than fifteen (15) days after the necessity therefore arises. The Company shall use it best efforts to cause such amendment and/or new Registration Statement to become effective as soon as practicable following the filing thereof. For purposes of the foregoing provision, the number of shares available under a Registration Statement shall be deemed "insufficient to cover all of the Registrable Securities" if at any time the number of Registrable Securities issuable on an Advance Notice Date is greater than the number of shares available for resale under such Registration Statement.

     3.   RELATED  OBLIGATIONS.

          a. The Company shall keep the Registration Statement effective pursuant to Rule 415 at all times until the date on which the Investor shall have sold all the Registrable Securities covered by such Registration Statement (the "Registration Period"), which Registration Statement (including any amendments or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein, or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading.

          b. The Company shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to a Registration Statement and the prospectus used in connection with such Registration Statement, which prospectus is to be filed pursuant to Rule 424 promulgated under the 1933 Act, as may be necessary to keep such Registration Statement effective at all times during the Registration Period, and, during such period, comply with the provisions of the 1933 Act with respect to the disposition of all Registrable Securities of the Company covered by such Registration Statement until such time as all of such Registrable Securities shall have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in such Registration Statement. In the case of amendments and supplements to a Registration Statement which are required to be filed pursuant to this Agreement (including pursuant to this Section 3(b)) by reason of the Company's filing a report on Form 10-KSB, Form 10-QSB or Form 8-K or any analogous report under the Securities Exchange Act of 1934, as amended

(the "1934 Act"), the Company shall have incorporated such report by reference into the Registration Statement, if applicable, or shall file such amendments or supplements with the SEC on the same day on which the 1934 Act report is filed which created the requirement for the Company to amend or supplement the Registration Statement.


          c. The Company shall furnish to the Investor without charge, (i) at least one copy of such Registration Statement as declared effective by the SEC and any amendment(s) thereto, including financial statements and schedules, all documents incorporated therein by reference, all exhibits and each preliminary prospectus, (ii) ten (10) copies of the final prospectus included in such Registration Statement and all amendments and supplements thereto (or such other number of copies as such Investor may reasonably request) and (iii) such other documents as such Investor may reasonably request from time to time in order to facilitate the disposition of the Registrable Securities owned by such Investor.

          d. The Company shall use its best efforts to (i) register and qualify the Registrable Securities covered by a Registration Statement under such other securities or "blue sky" laws of such jurisdictions in the United States as the Investor reasonably requests, (ii) prepare and file in those jurisdictions, such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof during the Registration Period, (iii) take such other actions as may be necessary to maintain such registrations and qualifications in effect at all times during the Registration Period, and (iv) take all other actions reasonably necessary or advisable to qualify the Registrable Securities for sale in such jurisdictions; provided, however, that the Company shall not be required in connection therewith or as a condition thereto to (w) make any change to its certificate of incorporation or by-laws, (x) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 3(d), (y) subject itself to general taxation in any such jurisdiction, or (z) file a general consent to service of process in any such jurisdiction. The Company shall promptly notify the Investor of the receipt by the Company of any notification with respect to the suspension of the registration or qualification of any of the Registrable Securities for sale under the securities or "blue sky" laws of any jurisdiction in the United States or its receipt of actual notice of the initiation or threat of any proceeding for such purpose.

          e. As promptly as practicable after becoming aware of such event or development, the Company shall notify the Investor in writing of the happening of any event as a result of which the prospectus included in a Registration Statement, as then in effect, includes an untrue statement of a material fact or omission to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading (provided that in no event shall such notice contain any material, nonpublic information), and promptly prepare a supplement or amendment to such Registration Statement to correct such untrue statement or omission, and deliver ten (10) copies of such supplement or amendment to each Investor. The Company shall also promptly notify the Investor in writing (i) when a prospectus or any prospectus supplement or post-effective amendment has been filed, and when a Registration Statement or any post-effective amendment has become effective (notification of such effectiveness shall be delivered to the Investor by facsimile on the same day of such effectiveness), (ii) of any request by the

SEC for amendments or supplements to a Registration Statement or related prospectus or related information, and (iii) of the Company's reasonable determination that a post-effective amendment to a Registration Statement would be appropriate.

          f. The Company shall use its best efforts to prevent the issuance of any stop order or other suspension of effectiveness of a Registration Statement, or the suspension of the qualification of any of the Registrable Securities for sale in any jurisdiction within the United States of America and, if such an order or suspension is issued, to obtain the withdrawal of such order or suspension at the earliest possible moment and to notify the Investor of the issuance of such order and the resolution thereof or its receipt of actual notice of the initiation or threat of any proceeding for such purpose.

          g. At the reasonable request of the Investor, the Company shall furnish to the Investor, on the date of the effectiveness of the Registration Statement and thereafter from time to time on such dates as the Investor may reasonably request (i) a letter, dated such date, from the Company's independent certified public accountants in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering, and (ii) an opinion, dated as of such date, of counsel representing the Company for purposes of such Registration Statement, in form, scope and substance as is customarily given in an underwritten public offering, addressed to the Investor.

          h. The Company shall make available for inspection by (i) the Investor and (ii) one firm of accountants or other agents retained by the Investor (collectively, the "Inspectors") all pertinent financial and other records, and pertinent corporate documents and properties of the Company (collectively, the "Records"), as shall be reasonably deemed necessary by each Inspector, and cause the Company's officers, directors and employees to supply all information which any Inspector may reasonably request; provided, however, that each Inspector shall agree, and the Investor hereby agrees, to hold in strict confidence and shall not make any disclosure (except to an Investor) or use of any Record or other information which the Company determines in good faith to be confidential, and of which determination the Inspectors are so notified, unless (a) the disclosure of such Records is necessary to avoid or correct a misstatement or omission in any Registration Statement or is otherwise required under the 1933 Act, (b) the release of such Records is ordered pursuant to a final, non-appealable subpoena or order from a court or government body of competent jurisdiction, or (c) the information in such Records has been made generally available to the public other than by disclosure in violation of this or any other agreement of which the Inspector and the Investor has knowledge. The Investor agrees that it shall, upon learning that disclosure of such Records is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to the Company and allow the Company, at its expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, the Records deemed confidential.

          i. The Company shall hold in confidence and not make any disclosure of information concerning the Investor provided to the Company unless (i) disclosure of such information is necessary to comply with federal or state securities laws, (ii) the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement, (iii) the release of such information is ordered pursuant to a subpoena or other final, non-appealable order from a court or governmental body of competent jurisdiction, or (iv) such information has been made generally available to the public other than by disclosure in violation of this Agreement or any other agreement. The Company agrees that it shall, upon learning that disclosure of such information concerning the Investor is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt written notice to the Investor and allow the Investor, at the Investor's expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information.

          j. The Company shall use its best efforts either to cause all the Registrable Securities covered by a Registration Statement (i) to be listed on each securities exchange on which securities of the same class or series issued by the Company are then listed, if any, if the listing of such Registrable Securities is then permitted under the rules of such exchange or to secure the inclusion for quotation on the National Association of Securities Dealers, Inc. OTC Electronic Bulletin Board for such Registrable Securities. The Company shall pay all fees and expenses in connection with satisfying its obligation under this Section 3(j).

          k. The Company shall cooperate with the Investor to the extent applicable, to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legend) representing the Registrable Securities to be offered pursuant to a Registration Statement and enable such certificates to be in such denominations or amounts, as the case may be, as the Investor may reasonably request and registered in such names as the Investor may request.

          l. The Company shall use its best efforts to cause the Registrable Securities covered by the applicable Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to consummate the disposition of such Registrable Securities.

          m. The Company shall make generally available to its security holders as soon as practical, but not later than ninety (90) days after the close of the period covered thereby, an earnings statement (in form complying with the provisions of Rule 158 under the 1933 Act) covering a twelve-month period beginning not later than the first day of the Company's fiscal quarter next following the effective date of the Registration Statement.

          n. The Company shall otherwise use its best efforts to comply with all applicable rules and regulations of the SEC in connection with any registration hereunder.

          o. Within two (2) business days after a Registration Statement which covers Registrable Securities is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel for the Company to deliver, to the transfer agent for such Registrable Securities (with copies to the Investor) confirmation that such Registration Statement has been declared effective by the SEC in the form attached hereto as Exhibit A.

          p. The Company shall take all other reasonable actions necessary to expedite and facilitate disposition by the Investors of Registrable Securities pursuant to a Registration Statement.

     4.  OBLIGATIONS  OF  THE  INVESTOR.

     The Investor agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3(f) or the first sentence of 3(e), the Investor will immediately discontinue disposition of Registrable Securities pursuant to any Registration Statement(s) covering such Registrable Securities until the Investor's receipt of the copies of the supplemented or amended prospectus contemplated by Section 3(e) or receipt of notice that no supplement or amendment is required. Notwithstanding anything to the contrary, the Company shall cause its transfer agent to deliver unlegended certificates for shares of Common Stock to a transferee of the Investor in accordance with the terms of the Equity Line of Credit Agreement in connection with any sale of Registrable Securities with respect to which the Investor has entered into a contract for sale prior to the Investor's receipt of a notice from the Company of the happening of any event of the kind described in Section 3(f) or the first sentence of Section 3(e) and for which the Investor has not yet settled.

     5.  EXPENSES  OF  REGISTRATION.

     All expenses incurred in connection with registrations, filings or qualifications pursuant to Sections 2 and 3, including, without limitation, all registration, listing and qualifications fees, printers, legal and accounting fees shall be paid by the Company.

     6.  INDEMNIFICATION.

     With respect to Registrable Securities which are included in a Registration Statement under this Agreement:

          a. To the fullest extent permitted by law, the Company will, and hereby does, indemnify, hold harmless and defend the Investor, the directors, officers, partners, employees, agents, representatives of, and each Person, if any, who controls the Investor within the meaning of the 1933 Act or the 1934 Act (each, an "Indemnified Person"), against any losses, claims, damages, liabilities, judgments, fines, penalties, charges, costs, reasonable attorneys' fees, amounts paid in settlement or expenses, joint or several (collectively, "Claims") incurred in investigating, preparing or defending any action, claim, suit, inquiry, proceeding, investigation or appeal taken from the foregoing by or before any court or governmental, administrative or other regulatory agency, body or the SEC, whether pending or threatened, whether or not an indemnified party is or may be a party thereto ("Indemnified Damages"), to which any of them may become subject insofar as such Claims (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon: (i) any untrue statement or alleged untrue statement of a material fact in a Registration Statement or any post-effective amendment thereto or in any filing made in connection with the qualification of the offering under the securities or other "blue sky" laws of any jurisdiction in which Registrable Securities are offered ("Blue Sky Filing"), or the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading; (ii) any untrue statement or alleged untrue statement of a material fact contained in any final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading; or (iii) any violation or alleged violation by the Company of the 1933 Act, the 1934 Act, any other law, including, without limitation, any state securities law, or any rule or regulation there under relating to the offer or sale of the Registrable
Securities pursuant to a Registration Statement (the matters in the foregoing clauses (i) through (iii) being, collectively, "Violations"). The Company shall reimburse the Investor and each such controlling person promptly as such expenses are incurred and are due and payable, for any legal fees or disbursements or other reasonable expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this
Section 6(a): (x) shall not apply to a Claim by an Indemnified Person arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company by such Indemnified Person expressly for use in connection with the preparation of the Registration Statement or any such amendment thereof or supplement thereto; (y) shall not be available to the extent such Claim is based on a failure of the Investor to deliver or to cause to be delivered the prospectus made available by the Company, if such prospectus was timely made available by the Company pursuant to
Section 3(e); and (z) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company, which consent shall not be unreasonably withheld. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Person.

          b. In connection with a Registration Statement, the Investor agrees to indemnify, hold harmless and defend, to the same extent and in the same manner as is set forth in Section 6(a), the Company, each of its directors, each of its officers who signs the Registration Statement and each Person, if any, who controls the Company within the meaning of the 1933 Act or the 1934 Act (each an "Indemnified Party"), against any Claim or Indemnified Damages to which any of them may become subject, under the 1933 Act, the 1934 Act or otherwise, insofar as such Claim or Indemnified Damages arise out of or is based upon any Violation, in each case to the extent, and only to the extent, that such Violation occurs in reliance upon and in conformity with written information furnished to the Company by the Investor expressly for use in connection with such Registration Statement; and, subject to Section 6(d), the Investor will reimburse any legal or other expenses reasonably incurred by them in connection with investigating or defending any such Claim; provided, however, that the indemnity agreement contained in this Section 6(b) and the agreement with respect to contribution contained in Section 7 shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Investor, which consent shall not be unreasonably withheld; provided, further, however, that the Investor shall be liable under this Section 6(b) for only that amount of a Claim or Indemnified Damages as does not exceed the net proceeds to the Investor as a result of the sale of Registrable Securities pursuant to such Registration Statement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Indemnified Party. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(b) with respect to any prospectus shall not inure to the benefit of any Indemnified Party if the untrue statement or omission of material fact contained in the prospectus was corrected and such new prospectus was delivered to the Investor prior to the Investor's use of the prospectus to which the Claim relates.

          c.  Promptly  after  receipt  by  an Indemnified Person or Indemnified
Party under this Section 6 of notice of the commencement of any action or proceeding (including any governmental action or proceeding) involving a Claim, such Indemnified Person or Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 6, deliver to the indemnifying party a written notice of the commencement thereof, and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel mutually satisfactory to the indemnifying party and the Indemnified Person or the Indemnified Party, as the case may be; provided, however, that an Indemnified Person or Indemnified Party shall have the right to retain its own counsel with the fees and expenses of not more than one counsel for such Indemnified Person or Indemnified Party to be paid by the indemnifying party, if, in the reasonable opinion of counsel retained by the indemnifying party, the representation by such counsel of the Indemnified Person or Indemnified Party and the indemnifying party would be inappropriate due to actual or potential differing interests between such Indemnified Person or Indemnified Party and any other party represented by such counsel in such proceeding. The Indemnified Party or Indemnified Person shall cooperate fully with the indemnifying party in connection with any negotiation or defense of any such action or claim by the indemnifying party and shall furnish to the indemnifying party all information reasonably available to the Indemnified Party or Indemnified Person which relates to such action or claim. The indemnifying party shall keep the Indemnified Party or Indemnified Person fully apprised at all times as to the status of the defense or any settlement negotiations with respect thereto. No indemnifying party shall be liable for any settlement of any action, claim or proceeding effected without its prior written consent, provided, however, that the indemnifying party shall not unreasonably withhold, delay or condition its consent. No indemnifying party shall, without the prior written consent of the Indemnified Party or Indemnified Person, consent to entry of any judgment or enter into any settlement or other compromise which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party or Indemnified Person of a release from all liability in respect to such claim or litigation. Following indemnification as provided for hereunder, the indemnifying party shall be subrogated to all rights of the Indemnified Party or Indemnified Person with respect to all third parties, firms or corporations relating to the matter for which indemnification has been made. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Person or Indemnified Party under this Section 6, except to the extent that the indemnifying party is prejudiced in its ability to defend such action.

          d. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or Indemnified Damages are incurred.

          e.  The  indemnity agreements contained herein shall be in addition to
(i) any cause of action or similar right of the Indemnified Party or Indemnified Person against the indemnifying party or others, and (ii) any liabilities the indemnifying party may be subject to pursuant to the law.

          7.  CONTRIBUTION.

     To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 6 to the fullest extent permitted by law; provided, however, that: (i) no seller of Registrable Securities guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any seller of Registrable Securities who was not guilty of fraudulent misrepresentation; and (ii) contribution by any seller of Registrable Securities shall be limited in amount to the net amount of proceeds received by such seller from the sale of such Registrable Securities.

     8.  REPORTS  UNDER  THE  1934  ACT.

     With a view to making available to the Investor the benefits of Rule 144 promulgated under the 1933 Act or any similar rule or regulation of the SEC that may at any time permit the Investors to sell securities of the Company to the public without registration ("Rule 144") the Company agrees to:

          a. make and keep public information available, as those terms are understood and defined in Rule 144;

          b. file with the SEC in a timely manner all reports and other documents required of the Company under the 1933 Act and the 1934 Act so long as the Company remains subject to such requirements (it being understood that nothing herein shall limit the Company's obligations under Section 6.3 of the Equity Line of Credit Agreement) and the filing of such reports and other documents is required for the applicable provisions of Rule 144; and

          c. furnish to the Investor so long as the Investor owns Registrable Securities, promptly upon request, (i) a written statement by the Company that it has complied with the reporting requirements of Rule 144, the 1933 Act and the 1934 Act, (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested to permit the Investor to sell such securities pursuant to Rule 144 without registration.

     9.  AMENDMENT  OF  REGISTRATION  RIGHTS.

     Provisions of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and the Investor. Any amendment or waiver effected in accordance with this Section 9 shall be binding upon the Investor and the Company. No consideration shall be offered or paid to any Person to amend or consent to a waiver or modification of any provision of any of this Agreement unless the same consideration also is offered to all of the parties to this Agreement.

     10.  MISCELLANEOUS.

          a. A Person is deemed to be a holder of Registrable Securities whenever such Person owns or is deemed to own of record such Registrable Securities. If the Company receives conflicting instructions, notices or elections from two or more Persons with respect to the same Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities.

          b. Any notices, consents, waivers or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one business day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If  to  the  Company,  to:     ITS  Networks  Inc
                               Villanneva  16  -  5th  Floor
                               Madrid,  Spain  28001
                               Attention:  Gustavo  Gomez,  President  and  CEO
                               Telephone:   (011)  (34)  (91)  578-0074
                               Facsimile:   (011)  (34)  (95)  277-4458

With  a  copy  to:             Stephen  A.  Zrenda,  Jr.,  P.C.
                               100  North  Broadway  -  Suite  2100
                               Oklahoma  City,  Oklahoma  73102
                               Telephone:   (405)  235-2111
                               Facsimile:   (405)  235-2157

If  to  the  Investor,  to:    Cornell  Capital  Partners,  LP
                               101  Hudson  Street  -  Suite  3606
                               Jersey  City,  NJ  07302
                               Attention:  Mark  Angelo
                               Portfolio  Manager
                               Telephone:  (201)  985-8300
                               Facsimile:  (201)  985-8266

With  copy  to:                Butler  Gonzalez  LLP
                               1000  Stuyvesant  Avenue  -  Suite  6
                               Union,  NJ  07083
                               Attention:  David  Gonzalez,  Esq.
                               Telephone:  (908)  810-8588
                               Facsimile:  (908)  810-0973

Any party may change its address by providing written notice to the other parties hereto at least five days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a courier or overnight courier service shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or
(iii)  above,  respectively.

          c. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

          d. The corporate laws of the State of Florida shall govern all issues concerning the relative rights of the Company and the Investor. All other questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of New Jersey, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of New Jersey or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of New Jersey. Each party hereby irrevocably submits to the non-exclusive jurisdiction of the Superior Courts of the State of New Jersey, sitting in Hudson County, New Jersey and the Federal District Court for the District of New Jersey sitting in Newark, New Jersey, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HEREBY.

          e. This Agreement, the Equity Line of Credit Agreement and the Escrow Agreement constitute the entire agreement among the parties hereto with respect to the subject matter hereof and thereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, the Equity Line of Credit Agreement and the Escrow Agreement supersede all prior agreements and understandings among the parties hereto with respect to the subject matter hereof and thereof.

          f. This Agreement shall inure to the benefit of and be binding upon the permitted successors and assigns of each of the parties hereto.

          g. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

          h. This Agreement may be executed in identical counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Agreement, once executed by a party, may be delivered to the other party hereto by facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

          i. Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

          j. The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent and no rules of strict construction will be applied against any party.

          k. This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other Person.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the parties have caused this Registration Rights Agreement to be duly executed as of day and year first above written.

                                        COMPANY:
                                        ITS  NETWORKS  INC.

                                        By:
                                           -------------------------------------
                                        Name:  Gustavo  Gomez
                                        Title:  President  and  CEO


                                        INVESTOR:
                                        CORNELL  CAPITAL  PARTNERS,  LP

                                        By:  Yorkville  Advisors,  LLC
                                        Its:  General  Partner

                                        By:
                                           -------------------------------------
                                        Name:  Mark  Angelo
                                        Title:  Portfolio  Manager

                                                                       EXHIBIT A

                        FORM OF NOTICE OF EFFECTIVENESS
                            OF REGISTRATION STATEMENT


[TRANSFER  AGENT]
Attn:

          Re:     ITS  NETWORKS  INC.

Ladies  and  Gentlemen:

     We are counsel to ITS Networks Inc., a Florida corporation (the "Company"), and have represented the Company in connection with that certain Equity Line of Credit Agreement (the "Equity Line of Credit Agreement") entered into by and between the Company and Cornell Capital Partners, LP (the "Investor") pursuant to which the Company issued to the Investor shares of its Common Stock, par value $.001 per share (the "Common Stock"). Pursuant to the Equity Line of Credit Agreement, the Company also has entered into a Registration Rights Agreement with the Investor (the "Registration Rights Agreement") pursuant to which the Company agreed, among other things, to register the Registrable Securities (as defined in the Registration Rights Agreement) under the Securities Act of 1933, as amended (the "1933 Act"). In connection with the Company's obligations under the Registration Rights Agreement, on ____________ ____, the Company filed a Registration Statement on Form SB-2 (File No. 333-_____________) (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") relating to the Registrable
Securities  which  names  the  Investor  as  a  selling  stockholder thereunder.

     In connection with the foregoing, we advise you that a member of the SEC's staff has advised us by telephone that the SEC has entered an order declaring the Registration Statement effective under the 1933 Act at [ENTER TIME OF EFFECTIVENESS] on [ENTER DATE OF EFFECTIVENESS] and we have no knowledge, after telephonic inquiry of a member of the SEC's staff, that any stop order suspending its effectiveness has been issued or that any proceedings for that purpose are pending before, or threatened by, the SEC and the Registrable
Securities are available for resale under the 1933 Act pursuant to the Registration Statement.

                                        Very  truly  yours,

                                        [ISSUER'S  COUNSEL]


By:
cc:     Cornell  Capital  Partners,  LP

                                                                    EXHIBIT 10.3

                        CONTRACT OF PROFESSIONAL SERVICES

In  Marbella  at  March  sixteen  both  thousand  two.

     GATHERED OF A PART, ITS NETWORKS (from now on. ITSN.), company of domiciled telecommunications and registered in USA, and your branch in Spain under the name of ITS Europe, S.L. (from now on. ITSE.), both represented in this act by Mr. Frederick Cohen, in your condition of Unique Administrator (from now on the Companies). OF ANOTHER PART the gentleman gift GUSTAVO G"MEZ SANCHEZ, bigger than age, of Spanish, married nationality, with home in the Street Espalmador N 2, you Touch Them (Madrid), and with identification card of identity 14.301.513K (from now on the. Professional.).

     The parts are recognized m tuamente your legal capacity to formalize this CONTRACT OF PROFESSIONAL SERVICES (from now on the. I Hire.), and I. EXPOSES - That the Companies have arrived to a verbal agreement with the Professional with respect to the recruiting of the services of this with the purpose of improving the financial results of the Companies.

          II. That the Professional has accepted your appointment verbally in President's position and Vicarial Consultant of the companies ITSN and ITSE, the day January 29 the 2002.

          III. That the Companies want to formalize the appointment and the conditions associated with the appointment through this agreement and also to fix the beginning date by the middle of March of 2002, with base to the following ones: STIPULATIONS FIRST. Responsibilities

     The Professional's main objective will be to increase the price of the actions of the Companies and I eat consequence to increase the value of the shareholder's investment. To such an end, the Professional will take the responsibility and you will carry out the following activities:

     To mount a new office and infrastructures in Madrid to Develop and to Generate new business to Create a new team directive to Reorganize the existent business from ITSE to insole level and you structures to Optimize the processes and to develop new to Control the costs and expenses to Prepare a new strategic plan and financier to Try to attract new investors to ITSN to Settle down and to negotiate the relationships with potential investors to Identify and to evaluate companies candidates to be acquired to Lead the process of valuation of companies candidates to Inform the shareholders regularly to Represent ITSN in official acts to Develop and to implement the marketing of the Companies to Look for new business opportunities to Be the legal representative of the Companies SECOND. Minimum retribution

     The Professional will receive a minimum retribution of 121.000 annual Eurus divided in 12 monthly payments. The Professional will bill this quantities through a company of which is proprietor. The quantities will be increased by the corresponding tax of the IVA required by law. This fixed retribution will be revised at the beginning by the Professional and the Company of every natural year and they will be carried out the appropriate adjustments and agreed in that moment.

THIRD.  Variable  retribution

     The Professional will receive a variable retribution of other 121.000 Eurus, based in the I execute of each one of the following objectives:

     To reach a level of net profit of a million dollars in ITSE at the end of the year 2002

     To achieve that the action of the Company ascends at least up to $3 US for final of the 2002

     To obtain $5 millions at least US of additional investment in ITSE at the end of the 2002 These variable quantities you will get paid to final of year, once closed the accounting, and you will also get paid through the generation of invoices emitted by the company of which is proprietor the Professional.

     In case the objectives are completed partially, the Companies will consider the partial payment of the variable retribution. The annual objectives will be negotiated during the month of January of every year.

     The  company  guarantees an injection of capital of a million Eurus for the
obtaining  of  the  objectives.    This  amount  will  go  putting   on  to  the
professional's  in  a  proportional  way  disposition  every  three  months.

     You remembers to present to FIDESO, S.L a state of bills monthly, as well as the opportune documental supports to the object of proceeding to your analysis and revision, acting as the shareholders' representative.

FOURTH.   Long  term  incentives

     The Professional will participate in all the long term plans of incentives of the Companies (options on actions, funds, etc.) under similar conditions to those of the other members of the executive team.

     Since in the moment of the signature of the present agreement a Plan of Options doesn't exist on Actions inside the Companies, you will be provided the Professional the quantity of 250.000 actions of ITSN emitted in USA. These actions won't be been able to sell on the part of the Professional during a period of 18 months from the date of the signature of this agreement. Any rate or expense generated by the transmission of these actions will be assumed by the

Professional.

     The Companies, to your discretion, will be able to in any moment to award to the Professional additional actions of ITSN in incentive concept or compensation.

FIFTH.  Car  of  Company

     The Professional will be entitled to the use of a vehicle of company of the category and conditions defined by the Companies for your level. The Professional gives up your right to the vehicle during the first year of the contract (until March 2003). After the first year, the Professional and the Companies will revise the results of the exercise and they will determine the applicability of the enjoyment of this benefit.

SIXTH.  Non  Competition

     During the duration of this contract, the Professional won't carry out any activity that you can consider direct competition of the Companies or of your branches without the expressed consent and in writing of these. Even after the conclusion of this agreement, the Professional won't contact the clients of the Companies with the purpose of deviating business to other entities.

     The Professional is free of publishing books, articles, or another material, in any format, being the topic that is, and maintaining the intellectual right and the honorarium perceived as retribution by the publication.

SEVENTH.  Grant  of  powers

     The professional will grant the powers that are necessary to the object of to execute the obligations picked up contract presently and to make the necessary decisions in the best interest in the Company.

OCTAVE.  Confidentiality

     The professional will maintain total confidentiality about the information that you receives or obtain of the Company, even that information that has been included in analysis, summaries, formless studies or any other document prepared by the Company or your representatives. The Professional won't facilitate this information, in everything or partly, to anyone person or entity, I save with the expressed consent of the Company.

     Once concluded the contract, the Professional will give to the Companies any type of confidential information contained in analysis, summaries, studies, reports, included your copies, be already in computer supports, computerizados or electronic.

NOVENA.  Duration

     Both parts agree that the present contract will have indefinite duration TENTH.

Rescission

     Both parts agree that the Company will be able to give had extinguished the present contract in any moment, independent of the cause of such a decision, having the right Professional to perceive an equivalent compensation to 6 months of the minimum honorarium specified in the stipulation second previous. Additionally this unilateral resolution will suppose the acquisition of the actions that you/they were pending in your case of formalizing, to those that the Professional has agreement right with that foreseen contract presently.

     In the supposition that to the finalization of the FIRST TEN MONTHS of validity of the present contract, to count from the signature of the same one, the Bill of Losses and Earnings were not balanced (that is to say that the revenues didn't go superior or similar to the expenses), the Company will be able to cancel in an unilateral way the contract without paying compensation some, and without damage of the notification foreseen in the stipulation eleventh and of the payment of the honorarium yielded to the date of the rescission.

     In the bill of results that you is elaborated to the effects foreseen in the previous paragraph they won't be included in expenses those departures that are paid with position to the million of budget Eurus to which one makes reference in the stipulation third in you dies. Any quantity of additional financing that is captured by the Professional will receive the same treatment, whenever the same one is contributed under the nature of funds characteristic of ITSN or ITSE.

     Both parts, in test of your good contractual faith, commit to not beginning legal performances between them if the terms of rescission of the contract they are respected.

ELEVENTH.  Rescission  notification

     Both parts agree that in the event of unilateral rescission of the present contract, for anyone of the parts he/she will have to mediate notice of one month. Of not being respected this term on the part of the Company, and without damage of the payment of the compensation foreseen in the stipulation tenth previous in the cases in that this you is reasonable, the Professional will perceive an equivalent compensation to a minimum month of honorarium of agreement with the amount settled down in the stipulation second previous.

TWELFTH.  Control  change

     Both parts agree that in the supposition of change of control of ITSE for the current shareholders, the Professional can cancel the present contract being entitled to:

     a) an equivalent compensation to 6 months of the minimum honorarium specified in the stipulation second previous

     b) the acquisition of the actions that you/they were pending in your case of formalizing, to those that the Professional has agreement right with that foreseen presently hires

     c) to the notice foreseen in the stipulation eleventh previous from the date in that you puts in knowledge of the Company your will of canceling the contract THIRTEENTH. Jurisdiction

     Both parts agree that any conflict that originates with reason of the interpretation or execution of the present contract will be subjected to the jurisdiction of the Tribunals of M laga and hierarchical superiors, giving up both parts any other jurisdiction that could be you of application.


FOURTEENTH. Notifications The notifications that have to make will be remitted by conduit fehaciente.

     The  parts  designate  to  effects  of  notifications  the following homes:

THE  COMPANY                           THE  PROFESSIONAL
Edif.  Marina  Marbella  3  A          Street  Espalmador  2
Avda.  Severe  Ochoa,  28              Las  Rozas
29600  Marbella                        28290
M  LAGA                                MADRID

     Both parts in test of conformity with the content of the present contract ratify it and they sign in all your leaves in two equally original copies and to a single effect in place and date mentioned in the heading.



--------------------------------
ITS  NETWORKS
ITS  EUROPE,  S.L.
Represented  by
Fdo.:  Frederick  Cohen

--------------------------------
Fdo.:  Gustavo  Gomez  Sanchez

                                                                    EXHIBIT 99.1



                   CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

For the Quarterly Report of ITS Networks, Inc. (the "Company") on Form [10-Q] for the period ended June 30, 2002 (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge: (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


Dated:  August 19, 2002
        ---------------
                                        By:/s/Gustavo Gomez
                                           -------------------------------------
                                        Name:  Gustavo  Gomez
                                               Chief Executive Officer



                                        By:/s/Martin Becerra
                                           -------------------------------------
                                        Name:  Martin Becerra
                                               Chief Financial Officer