Form 10KSB
period 2002-09-30
ITS NETWORKS INC
filed 2003-01-14
CIK 1101688

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 2002

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

                        Commission File Number: 0-30611

                                ITS Networks Inc.
                 (Name of small business issuer in its charter)

              Florida                                   52-2137517
(State  or  other jurisdiction  of         (I.R.S. Employer Identification  No.)
 incorporation  or  organization)



                C/Villanueva 16, 5th Floor, 28001 Madrid, Spain
                    (Address of principal executive offices)

Issuer's  telephone  number:  011-34-91-431-2475

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

      State issuer's revenues for its most recent fiscal year: $2,186,000

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2002:
                    Common stock, $.001 par value: $2,939,319

     The number of shares of the registrant's common stock outstanding as of September 30, 2002:
                               25,013,870 shares.

     Documents  incorporated  by  reference:  None

     Transitional  Small  Business  Disclosure  Format:

                          Yes                No    X
                              -------           -------

                                TABLE OF CONTENTS


PART  I

Item  1.  Description  of  Business                                           3

Item  2.  Description  of  Property                                          20

Item  3.  Legal  Proceedings                                                 20

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders           20

PART  II

Item  5.  Market  Price  of  and  Dividends on the Registrant's
Common Equity and Other  Stockholder  Matters                                20

Item  6.  Managements  Discussion  and  Analysis  and Plan of Operations     21

Item  7.  Financial  Statements                                              30

Item  8.  Changes  in  and  Disagreements  with  Accountants
on  Accounting and Financial  Disclosure                                     31

PART  III

Item  9.  Directors,  Executive  Officers,  Promoters  and
Control  Persons; Compliance  with  Section 16(a) of the
Exchange  Act.                                                               32

Item  10.  Executive  Compensation                                           32

Item  11.  Security Ownership of Certain Beneficial Owners and Management    36

Item  12.  Certain  Relationships  and  Related  Transactions                37

Item  13.  Exhibits  and  Reports  on  Form  8-K                             38

Financial  Statements                                                       F-1

Signatures                                                                   41

Exhibits                                                                     42

                                     PART I

Item  1.   Description  of  Business.
           --------------------------

General
-------

     ITS Networks Inc. (the "Company") was incorporated under the laws of the State of Florida on November 23, 1998. However, it did not conduct any significant operations until December 2000 when there was a change in control of the Company. The new controlling stockholders changed its corporate name from Technology Systems International, Inc. to ITS Networks Inc. and increased the authorized number of shares of common stock from 25,000,000 to 50,000,000 shares. In connection with the change of control of the Company in December 2000, the Company acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company that was organized in 1995. As a result, ITS Europe, S.L. ("ITS Europe") became a wholly owned subsidiary of the Company.

     The Company is engaged in the telecommunication industry in Spain and offers telecommunications services for home and business use. These services include the following: postpaid and prepaid local and long distance calling, prepaid calling cards, WIFI (wireless internet access), WIFI project design, installation, commissioning, maintenance and consultancy, e-mail accounts, Internet and Web design services.

Telecommunication  Industry  in  Spain  and  ITS  Europe
--------------------------------------------------------

     Full deregulation was instituted in Spain on December 1, 1998, almost a year behind most other countries in western Europe, but since that time many companies have entered the market providing end users with a variety of services and competitive offers. A limited number of operators have traditionally dominated the European telecommunications market. In Spain, the principal operator has been, and still is, Telefonica de Espana S.A.

     In order to offer telecommunications services in Spain, a company must apply for the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. ITS Europe S.L. (wholly owned by ITS Networks Inc.) possesses an "A" type authorization to resell telecommunications services and as such cannot build its own infrastructure. Hence, ITS Europe is a reseller of telecommunications products and services. ITS Europe can also act as a VISP (virtual ISP) reselling Internet Access from actual Internet service providers.

     Long distance services in Spain have become very competitive since 1999 and as such prices have been reduced considerably. ITS Europe focuses primarily on offering inexpensive international calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service, ITS Europe resells the long distance services from UNI2 (France Telecom joint venture in Spain). UNI2 has a carrier license in Spain, has its own infrastructure as well as direct international connections to other carriers. ITS Europe depends completely on its relationship with UNI2 such that any failure in service from UNI2 would affect all of its customers of long distance calling. The level of dependency is such that ITS Europe needs to wait for UNI2 to send the call detail records (CDRs) of ITS Europe clients before ITS can bill these end users.

     Several new companies entered the Spanish market in the last three years years on the wave of new technologies such as LMDS and UMTS. The former was intended as an alternative to Telefonica's local loop while the latter supposedly offered more advanced services for mobile users. Today, due to the current market conditions, a lack of clients, or problems with the technologies, many of these companies have either folded, joined together or left their business projects in hibernation awaiting better times.

Products  and  Services
-----------------------

     Long Distance Calling. ITS Europe resells UNI2 long distance service. This service allows the private or business user to call internationally at reduced rates compared to Telefonica's published tariffs. The user can make these calls in either one of two ways; by signing up for "preselection" i.e. having all calls from his phone automatically routed through ITS-UNI2 even though the local loop is from Telefonica, or by dialing a 4-digit access code before dialing the international number. In the first case, it is Telefonica that automatically directs all calls to UNI2. In the second case, an alternative to introducing the 4-digit code, is to have ITS install an autodialer. The Auto Dialer is a small piece of hardware installed in the customer's home or business located between the phone and the phone jack. When a user picks up the handset to make a call, the dialer automatically inserts the 4-digit code associated with UNI2 (1052) in a fraction of a second and then the user dials the number he wishes to reach. The auto dialer automatically directs all calls through to UNI2. ITS Europe has approximately 5,100 customers using its telecommunications calling services.

     Internet Access. ITS Europe resells UNI2 internet access service. This service allows the private or business user to access the internet from his location of work; be it home or office. The user dials a local access number which connects him to the UNI2 servers. From this point, the user can navigate through the Internet as he would from any browser. ITS Europe provides each user with a free email address for his use. ITS Europe presently has under 50 clients using its Internet access features and service.

     Web page design and hosting. ITS Europe has the capability to assist companies in the design and implementation of their web pages. In addition, ITS Europe can host clients' web pages on a server which it leases offsite. ITS
Europe  presently  has  only  a  small  number  of customers using this service.

     Calling Cards. The Company offers one principal type of calling card to its customers.

     Prepaid  Calling  Cards  are  used primarily by tourists and students.
They are purchased from a variety of local merchants, kiosks, etc. These are cost effective and can be used from hotels, pay phones, public and/or any private telephone.

     The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their "code" or "PIN". The code is then confirmed and the user dials the number. The calling cards typically have a six month expiration date. ITS Europe sold approximately 6,500 calling cards during the months of July, August and September, 2002.

     WIFI and Associated Services. ITS Europe started in mid 2002 to offer WIFI solutions to potential customers. The WIFI solutions offers wireless internet access at 11Mbps within an area of coverage. ITS Europe is specializing its coverage in open/public areas. This service is particularly useful for hotels, restaurants, etc. ITS Europe provides the equipment, installation, engineering project and consulting as well as the maintenance on the network. This area today accounts for minimal revenue but is the area of most potential growth. Revenues from turnkey solutions in the WIFI area could account for 15% of the Company's revenue by the end of 2003. ITS Europe has two main clients of WIFI. These are the Port of Benalmadena and the Hotel Meli Don Pepe. At the Port of Benalmadena, ITS Europe installed its open-air WIFI system to provide wireless access to over 1,000 potential boat owners and to local restaurants and cafes. The Port Authority handles signing up the client and ITS Europe manages the network. The Hotel Don Pepe is similar. The local staff at the front desk offers the service and signs up the client while ITS Europe runs and manages the network. At the hotel, a client with his portable computer has access to internet from anywhere on the hotel's property, including the pool or even the beachfront.

     In the case of the Port of Benalmadena, the clients that sign up for the WIFI service are generally boat owners that spend a good part of the year living on the boat and as such request to sign the yearly contract for WIFI service from anywhere in the port's area of influence. The Hotel guests on the other hand, sign up for the service during their stay which is usually 1 to 2 weeks for tourists and 2 nights for business guests.

     Other Previously Supported Services. Certain products and services have been discontinued due to financial reasons. One of the decisions of the current management was to discontinue all products and services which did not contribute positively to our financial bottom line or could not be turned around in a short period of time with a minimum investment to contribute positively. As such, services such as e-commerce or intelligent numbers (906) have since been discontinued. The philosophy is that the margin from segments of our business must be able to sustain their own activity.

Marketing
---------

     The marketing strategy of the Company is presently focused on foreign residents in Spain. These foreigners are primarily located on the costal areas of Spain, including the islands. There are also a large number of foreign residents in the major cities such as Madrid and Barcelona. Such is the case of the long distance phone calling service which is primarily marketed in foreign-language newspapers and magazines. For this service an end user simply dials the toll-free number from the advertisement and ITS Europes call center can take down his information and give him access to the service almost immediately without having to visit the end user at his home or business. In the case of our pre-paid calling cards, these are distributed throughout Spain via distribution channels with thousands of vending points. WIFI is more complicated in that each potential customer needs to have a site survey to validate the installation of the system as well as requiring a much longer sales process of weeks or even months.

     We plan to expand our customer base through increased advertising in local papers and magazines in order to reach more foreign residents with the types of calling habits we seek; i.e. frequent international calling. A potential customer attracted by the advertisement would call our Call Center asking for information and should they wish to sign up they can do so right there and then. The Company is primarily focused on foreign residents in Spain with the need to call internationally but we do not exclude companies that have a need to reduce their international phone bill and that call us, also attracted by our publicity. With respect to businesses, ITS Europe serves mainly smaller companies located in the coastal regions which traditionally have had fewer options of telecommunications suppliers. ITS Europe is not in a position, due to its size and financial resources, to compete against the major carriers for corporate clients in the big cities.

     The Company has established a relationship with Melanie Griffith who has agreed to lend her image for a line of calling cards and has also recorded a couple of radio spots. The relationship with Ms. Griffith has not been optimized in the past due to the delicate nature of our financial position. It is the intention of the Company to continue its relationship with Ms. Griffith and to actively include her in future projects.

Industry  Participants  and  Competition
----------------------------------------

     The growth of the telecommunications industry from 1997 to 2001 attracted many new entrants as well as existing businesses from different industries to enter the telecommunications business. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. Our present primary competitor is Telefonica de Espana S.A. Other significant competitors include British Telecommunications PLC, France Telecom (UNI2), and JazzTel.

     Some participants specialize in specific segments of the market, such as access and/or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services.

     In order to become more competitive in the market, ITS Europe will have to invest in setting up minimum switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs). ITS Europe may do so by either investing directly in this equipment as in our business plan or possibly explore the alternatives of raising capital to acquire companies that complement our existing business.


Subsequent  Event  -  Acquisition
---------------------------------

     On December 15, 2002, the Company consummated a stock exchange agreement with the majority stockholders of Teleconnect Comunicaciones, S.A., a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain ("Teleconnect"). None of the stockholders of Teleconnect were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company.

The Company agreed to issue 3,000,000 shares of its restricted common stock to the stockholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933. The Company also agreed to assume and pay up to approximately 2,200,000 Euro of the outstanding debts of Teleconnect.

     In order to pay the approximately 2,200,000 Euro of the outstanding debt of Teleconnect, the Company intends to offer and sell Common Stock and Notes of the Company to raise up to $3,000,000 to pay such debts and for working capital. However, there is no assurance that all such capital will be raised, and the Company may seek bank financing and other sources of financing to pay the outstanding debts of Teleconnect.

     This acquisition is expected to significantly expand our pre-paid calling card business, and will also significantly increase our outstanding debt.

Regulation
----------

     General. The Spanish government undertook a process of revising the legislative and regulatory scheme applicable to participants in the telecommunications industry in preparation for the liberalization of the telecommunications market in December 1998. As the main step in this process, on April 24, 1998, the Spanish Parliament passed the new General Law on Telecommunications (Law 11/1998). This law was published in the Official Gazette on April 25, 1998 and took effect on April 26, 1998.

     The General Law on Telecommunications repealed and replaced nearly all the existing laws and regulations on telecommunications (including laws regulating satellite and cable telecommunications). In general terms, the General Law on Telecommunications adopted all European Union directives mandating the liberalization of telecommunications services. Among other things, the General Law on Telecommunications addresses the following matters relating to our business:

     * conditions for granting licenses to provide telecommunications services; and

     * the obligation of telecommunications providers to extend service to rural areas and the financing of associated capital expenditures

     European Union Regulations. Since 1995, the European Union has adopted a number of directives that regulate the provision of telecommunications services in European Union member states, including:

     * regulations designed to ensure the full liberalization of the telecommunications sector;

     * regulations which impose standard conditions throughout member states for granting individual licenses and general authorizations;

     * regulations regarding access and interconnection between competing operators;

     *  regulations  dealing  with  the  universal  service  obligation;

     * regulations requiring member states to allocate wireless radio based services according to the DCS-1800 standard and the UMTS standard;

     * regulations relating to telecommunications data protection and privacy regulations; and

     *  regulations  for  unbundled  access  to  the  local  loop.

     The General Law on Telecommunications and other applicable Spanish law were designed to implement all applicable European Union directives with respect to the provision of telecommunications services. In 1999, the European Union began to revise the directives in force with respect to the provision of telecommunications services. We anticipate that the Spanish government will revise its regulatory framework to comply with the revised directives.

     Regulatory Framework. The provision of telecommunications services in Spain is regulated and overseen by the Spanish government through the Secretary of State for Telecommunications and Information Society, a unit of the Ministry of Science and Technology. The Ministry of Science and Technology has various powers, including in certain cases the authority to grant licenses or authorizations, if applicable, for telecommunications services and to impose sanctions for certain infringements of the General Law on Telecommunications. An additional independent oversight body, the Telecommunications Market Commission, was created in 1996. The Telecommunications Market Commission supervises the activities of telecommunications operators and has the authority to grant licenses for telecommunications services and to arbitrate any conflicts that may arise between operators, subject to the consent of the interested parties. The Telecommunications Market Commission is also responsible for safeguarding free competition in the telecommunications market, particularly with regard to a plurality of service offerings, access to networks and network interconnection. With regard to interconnection, the Telecommunications Market Commission may make a binding decision in respect of any conflict between operators and may fix tariffs (other than for regulated services), such as interconnection charges, in the event of disputes.

     The Telecommunications Market Commission has advisory and arbitration responsibilities with respect to tariffs for end user services. It issues reports on all proposed tariffs and the regulation of prices for telecommunications services. It also issues reports on proposed tariffs for exclusive services or services for which a dominant operator exists.

     The General Law on Telecommunications. The General Law on Telecommunications culminates the liberalization process initiated in 1987 in Spain with the enactment of the Telecommunications Regulation Law and establishes a regulatory framework for telecommunications services in accordance with applicable European Union directives. The General Law on Telecommunications provides for free competition with respect to all telecommunications services and with respect to the construction and operation of telecommunications networks, subject to governmental licensing or general authorization requirements. Individual licenses are required:

     *  to  construct  or  operate  public  telecommunications  networks;

     *  to  provide  fixed-line  telephone  services  to the general public; and

     * to provide telecommunications services or construct or operate telecommunications networks using radio spectrum.

     The Spanish government may determine pursuant to Royal Decree that other activities and services require individual licenses. In all other cases where the type of service or network does not fall within the scope of the individual license regime, only a general authorization is required. A general authorization is automatically granted to any party who fulfills basic licensing requirements.

     The Ministry of Science and Technology may, in order to guarantee the most efficient use of radioelectric spectrum, limit the number of individual licenses it will grant, in which case individual licenses will be granted to the winner of a bidding contest administered by the Ministry of Science and Technology.

     Tariffs. Under the general principles of the General Law on Telecommunications, operators are free to fix tariffs. Nevertheless, the Spanish government's Delegate Commission for Economic Affairs has the authority, subject to the issuance of a report by the Telecommunications Market Commission, to establish fixed, maximum or minimum tariffs, or to determine the criteria by which to establish tariffs and the mechanism for their control. In doing so, the government's Delegate Commission for Economic Affairs must take into account:

     *  the  effective  cost  of  the  applicable  service;  and

     *  the  degree  of  competition  in  the market for the applicable service.

     The General Law on Telecommunications recognized the existence of an imbalance in the tariffs charged for fixed-line telephone services as of the date of its enactment and the need to rebalance such tariffs. The General Law on Telecommunications further recognized the possibility of compensating the dominant operator (Telefonica de Espana, a subsidiary of Telefonica) for the access deficit which may result from the existing rate imbalance.

     Interconnection. The General Law on Telecommunications requires owners of public telecommunications networks to allow competitors to interconnect with their networks and services at non-discriminatory rates and under non-discriminatory conditions. The General Law on Telecommunications provides that the conditions for interconnection are to be freely agreed among the parties while the government has the authority to establish the minimum conditions for interconnection agreements, which must be included in all interconnection agreements. On July 24, 1998, the government issued a Royal Decree elaborating the regulations relating to interconnection. Where the parties are unable to reach an agreement, the Telecommunications Market Commission may impose the obligations to interconnect upon the conditions it dictates. Similarly, the Telecommunications Market Commission may release certain network owners, temporarily and on a case-by-case basis, from the obligation to interconnect where there are technical or commercial alternatives to such interconnection.

     Although under the General Law on Telecommunications interconnection prices may be freely negotiated, prices charged by Telefonica de Espana, as the dominant operator in Spain, are determined by an Interconnection Offer Framework approved by the government.

     In August 2001, the Telecommunications Market Commission approved modifications to the Interconnection Offer Framework, which include among other things, new interconnection prices that are between 20% and 30% below previously existing interconnection prices. Consequently, on September 11, 2001, Telefonica de Espana filed a petition with the Telecommunications Market Commission against the new interconnection prices, claiming that they are below Telefonica de Espana's actual costs, as measured in accordance with accounting criteria approved by the Telecommunications Market Commission. On November 2, 2001, the Telecommunications Market Commission dismissed Telefonica de Espana's petition, except with respect to interconnection rates in connection with Internet access. As a result, Telefonica de Espana is seeking relief through administrative litigation.

     The modifications to the Interconnection Offer Framework approved in August 2001 provide for interconnection based on capacity as well as time. In early 2002, the Telecommunications Market Commission introduced further modifications to the Interconnection Offer Framework with respect to intelligent network services and establishment of prices for the interconnection of circuits, which were reduced by approximately 25%.

     Public Service Obligation. The General Law on Telecommunications provides that the owners of public telecommunications networks, as well as operators rendering telecommunications services on the basis of an individual license, are subject to certain public service obligations. In addition, some of these obligations may be imposed on operators whose services require a general authorization.

     The  public  service  obligations  include:

     * the universal service obligation, which is elaborated in the Royal Decree of July 31, 1998;

     *  the  compulsory  services  obligation;  and

     *  other  public  service  obligations.

     The universal service obligation consists of the obligation to provide basic telephone to all end users within Spain, free telephone directory services, sufficient public pay phones throughout Spain and access to telephone services for disabled people. These services must be provided by the dominant operator in each territory, and in certain cases, by another operator, pursuant to regulations. Telefonica is the dominant operator in each territory and, according to the General Law on Telecommunications, Telefonica will be considered to be the dominant operator until at least 2005. If meeting the universal service obligation in a particular territory is loss-producing, all operators in that territory could be obligated to contribute to meeting this obligation through the National Fund for Universal Service.

     The compulsory services obligation enables the government to appoint a telecommunications operator to provide certain essential telecommunications services, such as emergency call services and telex, telegraphic and maritime communications. Telefonica was designated as the provider of maritime communications services. Telefonica may in the future be designated as the provider of other telecommunications services. The Spanish government may establish further public service obligations to the extent that the government determines that such services are not adequately provided, are in the public interest or are necessary for national defense.

     In December 2001, the Spanish government adopted a ministerial order that governs certain aspects of the universal service obligation, including among others:

     * maximum time periods for the provision of initial interconnection to telecommunications networks;

     * requirements with respect to the guarantee of continuing fixed-line telephone service to the public;

     * criteria with respect to the information included in public telephone directories; and

     * standards for the quality of service and systems for measuring the quality of services.

     Terminal Equipment. The General Law on Telecommunications provides that consumers may freely purchase or lease any terminal equipment, including telephone sets, and connect that equipment to the telecommunications network. All terminal equipment is required by the General Law on Telecommunications to meet certain technical specifications and safety requirements and is subject to the prior approval of the Secretary of State for Telecommunications and Information Society.

     Ownership Limitations. Pursuant to the General Law on Telecommunications, direct or indirect investments in us and by foreign persons may not exceed 25% of our share capital unless otherwise provided for by the applicable international treaties or agreements, including the Fourth Protocol of the General Agreement on Trade in Services (GATS), or authorized by the Spanish government. Pursuant to European Union directives, citizens of other European Union member states, including entities domiciled in such countries, are not considered foreign persons for the purposes of this provision. However, under Spanish law any foreign investment by non-European Union governments and state-owned and state-controlled entities (regardless of the amount of such investment) requires the Council of Minister's prior approval unless otherwise provided for in the applicable treaties. For purposes of computing the 25% threshold, only holdings of capital stock in excess of 5% and holdings that would entitle the foreign investor to designate a member of our Board of Directors are taken into account. The 25% threshold does not apply to our subsidiaries generally. However, certain of our subsidiaries may be subject independently to similar constraints.

     Telefonica de Espana is currently the only significant provider of comprehensive local service. This is expected to change gradually as other cable operators develop their networks. In addition, in March 2000, the government issued six new licenses (in addition to those previously awarded to Retevision and Lince) for the provision of local multipoint distribution services (LMDS), and the new licensees have begun to deploy their networks. These new licensees compete with Telefonica de Espana in the local access market.

     Pursuant to a Royal Decree adopted in December 2000, Telefonica de Espana is required to implement local loop unbundling, line sharing and sub loop unbundling. Local loop unbundling enables other telecommunications operators to provide telecommunications services, including DSL-type services, to end customers using Telefonica de Espana's existing local loop (i.e., the connections between the customer's premises and the exchange) to connect with their customers. Other operators may install their own equipment either in Telefonica de Espana's exchanges or in nearby buildings to provide this service. Telefonica de Espana has offered local loop unbundling since January 2001. Line sharing similarly enables other telecommunications operators to provide telecommunications services using a high frequency portion of Telefonica de Espana's copper loop on an unbundled basis. Therefore, shared access to the local loop enables a consumer to retain Telefonica de Espana for voice service and use a competing operator for high speed data services. Telefonica de Espana introduced line sharing in January 2001.

     In January 2001, Telefonica de Espana published its local loop unbundling offer. The tariffs were initially approved by the Delegate Commission for

Economic Affairs of the Spanish government and later revised by the Telecommunications Market Commission in certain respects. The monthly tariff for direct access to the local loop is 12.6 Euro, the monthly tariff for shared access is 4.8 Euro and the monthly tariff for indirect access is between 22 and 90 Euro depending on the speed of the connection.

     Competition in domestic and international long-distance services, particularly in the residential segment, is based on access through interconnection with Telefonica de Espana. Since 2001, Telefonica de Espana's customers have been able to select alternative providers of domestic and international long-distance services without having to dial a designated code prior to making each call. Preselection allows customers to choose their preferred local, long distance, international long-distance and fixed-to-mobile carrier.

     Telefonica de Espana faces indirect competition in international long-distance services from a number of sources, including calling cards, call-back services and call rerouting by other international operators. In addition, Telefonica de Espana competes with a number of international operators for the provision of closed user group communications services to multinational and large corporate customers and with a number of providers of data transmission services.

     Type A License. The Company holds a Type A license for telecommunication and fixed-line networks. This license authorizes the provision of fixed-line public voice telephone service through the use of third-party switching and transmission equipment without the corresponding obligation or right to establish and operate a network as in the case of a Type B license.

     Regulation in the United States. Our operations are in Spain and as such are not currently subject to regulation in the U.S., either at the federal or state level.

Employees
---------

     As of September 30, 2002, the Company had 22 full-time employees. Of the total number of employees, four were engaged in management, one in legal, two were in finance, five were technical employees and the remaining employees work in the Call Center and Administration. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company. The Company also has approximately four independent agents who engage in sales of its services, particularly in selling the calling cards of the Company, who work on a commission basis.

     The Company reduced its staff from over 100 to 22 employees due to changes in market conditions and in order to adapt the cost structure of the Company more closely to its revenues. In this lien, several small sales offices were closed in other Spanish cities with only the original operations office in Marbella, Malaga (South of Spain) and corporate offices in Madrid being retained.

     The Company has experienced no organized work stoppages and believes that its relationship with its employees is good. None of our employees are represented by a union. The Company believes that an important factor in its future success will be its ability to attract and retain highly qualified personnel. Competition for such personnel in the industry in Spain is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business and results of operations. In such competitive environment, ITS Europe, as a small reseller of others long-distance telephone service, must differentiate itself based primarily on good customer care, ease for the customer to work with us, clarity on the invoices and quick response to service problems. Since we cannot pay high material incentives t the employees, we consciously provide a healthy, enjoyable working environment where personal achievements and contributions are recognized.


Banking  Arrangements
---------------------

     The Company has no banking arrangements for a line of credit or other bank borrowings to finance the Company. The Company intends to rely primarily upon equity and debt financing and joint ventures to finance its operations.

Risk  Factors
-------------

     We may not achieve or sustain profitability in the Future We are at an early stage of executing our new business plan implemented in May 2002. We have incurred operating and net losses and negative cash flow from operations since our inception. As of September 30, 2002, we had an accumulated deficit of $(4,063,000) and a stockholders' deficit of $(1,082,000). For the years ended September 30, 2001, 2000, and 1999, we had net losses of $(1,058,000),
$(27,000), and $(78,000), respectively, and we had a net loss of $(1,248,000) for the year ended September 30, 2002. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for acquisitions of complementary businesses and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability.

     If our telecommunications services do not become widely used in our market, it is unlikely that we will be profitable.

     In order to be successful, and to achieve our strategic objectives, we must successfully, timely and cost-effectively expand the reach of our products and service offerings to other niche markets in Spain apart from the southern coast where we primarily operate. We must also develop the right product/price mix for each target market.

     Going Concern Qualification by Auditors. The accountants' reports of the independent certified public accountants of the Company for fiscal years 2001 and 2002 express a going concern qualification by the auditors. The Company has had recurring operating losses for the past several years which raises substantial doubts about its ability to continue as a going concern. See Independent Auditor's Report(s), Note 2 to the Consolidated Financial Statements of the Company, and Managements' Discussion and Analysis and Plan of Operations
-  Plan  of  Operations  and  -  Uncertainties.

     Information Structure. We must continue to develop and expand our information systems infrastructure as the number of our clients and the amount of information they wish to access, as well as the number of services which we offer, increase. The development of our Information Systems network infrastructure will require substantial financial, operational and management resources. We may not be able to expand our network adequately to meet the demand for increased usage. If we do not adapt our systems rapidly enough, additional stress may be placed on our network hardware, the traffic management and other systems and operating facilities. Our network may be unable to service a substantial number of additional clients while maintaining high performance , timely and accurate billing and high level customer care.

     Transmission Availability. A variety of factors, uncertainties and contingencies that are beyond our control, such as the availability of transmission capacity, the price of transmission capacity, availability of wireless transmission capacity and technologies, local regulations and availability of sales representatives or other third party sales and support channels will affect the expansion of our network. A failure of adequate transmission facilities in certain new locations as we expand our service coverage as planned may have a material adverse effect on our ability to service our clients and grow our business.

     Growth. Our negative growth has placed a significant strain on our management, financial controls, operating and accounting systems, personnel and other resources. The fiscal year ended September 30, 2002 was spent retreating from areas which were not profitable and resizing the organization. We currently rely on a relatively small core management team. If we grow, we must not only manage demands on this team but also increase management resources, among other things, to continue to expand, train and manage our employee base and maintain close coordination among our technical, accounting, financing, marketing and sales staff. In addition, our network infrastructure, technical support, applications, and other resources may not be sufficient to facilitate our growth. If we do not successfully manage our growth, we may be unable to adequately support our clients' communications needs in the future.

     Our challenge is to expand our services and increase our customer base simultaneously so that both are increased in a proportional relationship which allows them to mutually support each other. Rapid expansion of our service area or technical facilities and capacity, without the customer base to support it, would be inefficient and result in a substantial decrease in financial return. Likewise, a substantial increase in our customer base which cannot be supported by our technical facilities and service area would impact the Company's ability to service its customers in a detrimental way and might result in an unfavorable sales environment and inability to maintain the Company's customer base.

     Customer Retention. Our ability to retain our clients and provide them with new and innovative service offerings may suffer if we are not able to keep up with the rapid technological developments in our industry and continue to ensure competitive prices of our services. In addition, even though the current telecoms market conditions are weeding out many players, other new competitors are arising from large, solid companies traditionally dedicated to telecoms and other non-telecoms business.

     Technological Changes. The global communications industry is subject to rapid and significant technological changes, such as continuing developments of alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to communications and networking technologies. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. Our future success will depend in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan. We believe that the global communications industry should set standards to allow for the compatibility of various products and technologies. The industry however, may not set standards on a timely basis or at all. As such, the Company is investing in launching new services in Spain based on technologies which exist in the United States but that are still relatively new to Europe. The intention is to make a name for itself as an innovative leader in the market even though these services today will not generate great revenues for the Company, such as the WIFI products and services of ITS.

     Management Changes. If members of our senior management team leave the Company, then our ability to operate our business may be negatively affected.

Our future success depends to a significant extent on the continued services of our senior management, particularly Gustavo Gomez, the President and Treasurer of the Company, and other employees of the new executive team. The loss of the services of Mr. Gomez or any other present or future key employee, could have a material adverse effect on the management of our business. We have an employment agreement with Mr. Gomez. We do not maintain "key person" life insurance for any of our personnel.

     Competition for Employees. Competition for highly-skilled personnel is intense and the success of our business depends on our continuing ability to attract and retain highly-skilled employees. As we grow, we will need to hire additional personnel in all areas. Competition for personnel throughout the data and voice communications industries is intense. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish. To this end, the Company has recently established an Employee Stock Option Plan which is expected to include each and every employee. Toward this goal, we established an employee Stock Option, SAR and Stock Bonus Plan during fiscal 2002 for the benefit of our employees.

     Sales Relationships. If we are unable to maintain our sales representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted.

     We are and will continue to be significantly dependent on a number of third-party relationships, including UNI2 (France Telecom), our sales representatives and partners, to market and support our services. Many of our arrangements with third-party providers are not exclusive and may be terminated at the convenience of either party. We cannot provide any assurances that these third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future, that they will meet their sales targets or that they will not develop their own competitive services.

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

     Regulatory Approvals. The Company directly assumes the responsibility for obtaining the regulatory approvals and licenses that it may need to offer our communications services in other jurisdictions and provinces.

     Suppliers. Delays in receiving transmission capacity or delays in equipment delivery or loss of our equipment suppliers could impair the quality of our services and our growth.

     We acquire, by lease or by purchase, transmission capacity from a wide range of suppliers, both to connect client premises to our network and for other network connections. We have from time to time experienced short-term delays in receiving the requisite transmission capacity from suppliers. There are no assurances that we will be able to obtain these services in the future within the time frames required by us at a reasonable cost. Any failure to obtain transmission capacity on a timely basis and at a reasonable cost in a particular jurisdiction, or any interruption of local access services, could have an adverse effect on our service levels and our growth.

     The autodialers, computers, routers and antennae used in our network are provided primarily by various suppliers. These suppliers also sell services and products to our competitors and may become competitors themselves. We may experience delays in receiving components from our suppliers or difficulties in obtaining their products at commercially reasonable terms. If we are required to seek alternate sources of the mentioned equipment, we are likely to experience delays in obtaining equipment and may be required to pay higher prices for that equipment, increasing the cost of expanding and maintaining our services and network.

     Service Disruptions. If our network infrastructure is disrupted or security breaches occur, we may lose clients or incur additional liabilities.

     We and other service providers may in the future experience interruptions in service as a result of fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our offices and equipment, similar measures taken by us or by others have been insufficient or circumvented in the past. We cannot assure you that these measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of confidential information stored in the computer systems or transmitted by our clients. Furthermore, addressing security problems may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

     Competition. The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology or marketing.

     Our current and potential competitors include other companies that provide voice and data communications services to multinational businesses, systems integrators, national and regional Internet Service Providers, or ISPs, wireless, cable television and satellite communications companies, software and hardware vendors, and global, regional and local telecommunications companies. In addition, we expect that the predicted growth of the voice and data communications market will attract other established and start-up companies building global networks and beginning to offer voice and data communications as part of a comprehensive communications services portfolio. Our competitors, which may operate in one or more of these areas, include companies such as Telefonica S.A., British Telecommunications, or BT, France Telecom, and WorldCom, Inc. Our sales representatives and suppliers could also become competitors either directly or through strategic relationships with our competitors.

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

     Some of our competitors may also be able to provide clients with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions of our competitors. In addition, we believe it is likely that there will be additional consolidation in our market, which could increase competition in ways that may adversely affect our business, results of operations and financial condition.

     Voting Control. Carnival Enterprises Ltd. presently owns approximately 50.2% of our Common Stock. This stockholder is presently able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company, should the need arise, which could have a material adverse effect on our stock price.


     Variable Revenues and Operating Results. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

     *  the  size  and  timing  of significant equipment and software purchases;

     *  the  timing  of  new  service  offerings;

     *  changes  in  our  pricing  policies  or  those  of  our  competitors;

     *  the  timing  and  completion  of  the expansion of our service offering;

     * market acceptance of voice and data communications generally, and of new and enhanced versions of our services in particular;

     *  the  length  of  our  contract  cycles;  and

     * our success in expanding our sales force and expanding our distribution channels.

     In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to global communications capacity, depreciation, office lease costs and interest expenses and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the factors noted above and other risks discussed in this section, you should not rely on period-to-period comparisons of our results of operations. Quarterly results are not necessarily meaningful and you should not unduly rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Common Stock may not increase or may fall. Please see Management's Discussion and Analysis of Financial Condition or Results of Operations.

     Governmental Regulation. We face uncertain and changing regulatory restrictions which could limit our operating flexibility and increase our costs.

     We currently hold authorizations for international telecommunications services between Spain and other countries based on a third party's networks.

Future regulatory, judicial and legislative changes in Spain may impose additional costs on us or restrict our activities. In addition, regulators or third parties may raise material issues with regard to our compliance with applicable regulations. Failure to comply with applicable laws or regulations in Spain could prevent us from carrying on our operations cost effectively.

     The law relating to the liability of online services companies and Internet access providers for data and content carried on or disseminated through their networks is currently unsettled and could expose us to unforeseen liabilities.

     It is possible that claims could be made against online services companies and Internet access providers under the laws of Spain and/or EU law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability upon online services companies and Internet access providers have been filed in U.S. and foreign courts. While the United States has passed laws protecting Internet access providers from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. In addition, some countries, such as China, regulate or restrict the transport of voice and data traffic in their jurisdiction. The risk to us, as an Internet access provider, of potential liability for data and content carried on or disseminated through our system could require us to implement measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue some of our services. Our ability to monitor, censor or otherwise restrict the types of data or content distributed through our network is limited. Failure to comply with any applicable laws or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of our services in these jurisdictions. The negative attention focused upon liability issues as a result of these lawsuits and legislative proposals could adversely impact the growth of public Internet use. We do not presently have any professional liability insurance. Our professional liability insurance in the future may not be adequate to compensate or may not cover us at all in the event we incur liability for damages due to data and content carried on or disseminated through our network. Any costs not covered by insurance that are incurred as a result of this liability or alleged liability, including any damages awarded and costs of litigation, could harm our business and prospects.

     Our Success Will Depend on Our Ability to Attract and Retain Personnel Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled personnel. We presently have 22 full-time employees of which 3 are technical and 7 are sales. Our officers and employees are "at will" which means that they may resign at any time, and we may dismiss them at any time, except that Gustavo Gomez and Martin-Luis Becerra have employment agreements with the Company. See "Management". We believe that there is a shortage of, and significant competition for, technicians with the skills and experience in the sciences necessary to perform the WIFI installation and engineering services we offer. We compete with other companies and academic institutions for new personnel. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new technicians or sales personnel or in retaining or motivating our existing personnel.

     Penny Stock Trading Rules. When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

     Future Sales or Our Common Stock May Depress Our Stock Price. The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of

Common Stock. There are 23,544,370 shares of Common Stock presently outstanding as "restricted securities" as defined in Rule 144 which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

     The Company has registered 2,000,000 shares of Common Stock which will be reserved for issuance upon exercise of options or stock bonuses to be granted or reserved for grant under our 2002 Stock Option, SAR and Stock Bonus Consultant Plan. Upon issuance of these shares, they can be sold in the public market, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, the Company has registered another 2,500,000 shares of Common Stock which is reserved for our 2002 Employee Stock Option, SAR and Stock Bonus Plan.

Item  2.     Description  of  Property
             -------------------------

     In June 2002, the Company moved its principal executive offices to C/Villanueva 16, 5th Floor, 28001 Madrid, Spain, which is comprised of approximately 1,600 square feet, and is leased for 3,800 Euro per month. The lease expires on April 29, 2004.

     The Company also has an operations office at Edif, Marina Marbella, Severo Ochoa 28, 3-A, 29600 Marbella, Spain, which is comprised of approximately 1,800 square feet, and is leased for 3,515 Euro per month. The lease expires on September 30, 2003.

     These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item  3.     Legal  Proceedings
             ------------------

     There are no current legal proceedings threatened or pending against the Company or its subsidiary, ITS Europe, S.L. as of September 30, 2002.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

     The shareholders of the Company held a special meeting by written consent on January 31, 2002, and shareholders representing approximately 57% of the outstanding common stock of the Company approved the removal of Eulalia Palomo as a director and Secretary of the Company, and elected Lotta Beatrice A. Persson as a director, and authorized the expansion of the Board of Directors to five members. Mr. Frederic Cohen's term as a director continued.

     On March 15, 2002, the shareholders of the Company held a special meeting of stockholders by written consent, and the shareholders representing approximately 53% of the outstanding common stock of the Company approved the removal of Frederic Cohen as a director and elected Gustavo Gomez as a director of the Company.

     The shareholders of the Company held a special meeting by written consent on June 10, 2002, and shareholders representing approximately 53% of the common stock of the Company adopted and approved the 2002 Employee Stock Option, SAR and Stock Plan of the Company.

                                    PART II

Item  5.     Market  Price of and Dividends on the Registrants Common Equity and
             -------------------------------------------------------------------
             Other  Shareholder  Matters
             ---------------------------

General
-------

     The Common Stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol ITSN.

Market  Price
-------------

     The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by Pink Sheets (formerly known as National Quotation Bureau, L.L.C.) for the periods indicated.

                                        HIGH  CLOSING(1)     LOW  CLOSING  (1)
YEAR  ENDED  DECEMBER  31,  2000           BID  PRICE            BID  PRICE
--------------------------------        ----------------     -----------------
1st  Quarter                                $  4.00               $  2.00
2nd  Quarter                                $  4.00               $  3.875
3rd  Quarter                                $  4.00               $  4.00
4th  Quarter                                $  4.00               $  0.625

YEAR  ENDED  DECEMBER  31,  2001
--------------------------------
1st  Quarter                                $  3.375              $  0.78125
2nd  Quarter                                $  2.05               $  0.65
3rd  Quarter                                $  1.06               $  0.63
4th  Quarter                                $  1.07               $  0.60

YEAR  ENDED  DECEMBER  31,  2002
--------------------------------
1st  Quarter                                $0.75                 $0.40
2nd  Quarter                                $0.96                 $0.33
3rd  Quarter                                $0.52                 $0.31
4th  Quarter                                $0.60                 $0.30

The closing sales price of the Common Stock of the Company on December 30, 2002, was $0.52 per share.

Item  6.     Management's Discussion  and  Analysis  and  Plan  of  Operations
             -----------------------------------------------------------------

     You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Forward  Looking  Statements
----------------------------

     When used in this annual report on Form 10-KSB and in our other filings with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result", "plans", "will continue", "is anticipated", "estimated", "expect", "project" or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below and in the Description of Business section of this annual report. We undertake no obligation to release publicly revisions we made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this annual report and/or attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.

Significant  Accounting  Estimates  and  Policies
-------------------------------------------------

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability, and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

     We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

     We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and accounting for stock-based compensation.

     Revenue Recognition. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

     Revenue from sales of telecommunication services is generally recognized during the period when the services are rendered.

     Accounting for Stock-Based Compensation. We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and will use related interpretations in accounting for stock option plans. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Generally, under APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of the grant of the stock option, no compensation expense is recorded. Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

     Segment Reporting. We have adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, telecommunications systems and related services.

Overview
--------

     We derive our revenues primarily from the sale of our long-distance telecommunication services. Our revenues and operating results have depended, and will continue to depend, upon the continued adoption and use of our products and services by consumers and small businesses. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

     Our quarterly revenues also may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and are expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

     No single customer accounted for more than 10% of our revenues during of the last three years. Domestic sales in Spain accounted for 100% of our revenues in each of the last two years.

     Cost of goods sold consists primarily of the costs associated with carriers which supply the telecom services for the Company to resell. We rely on third parties to offer the majority of the services we have in our portfolio.
Accordingly, a significant portion of our cost of goods sold consists of payments to these carriers. Cost of goods sold revenues also consists of customer support costs, training and professional services expenses, parts and marketing compensation.

Our gross profit has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new versions of products, the cost of equipment, component shortages, and the mix of distribution channels through which our products are sold. Our gross profit will be adversely affected by price declines if we are unable to reduce costs on existing products or to introduce new versions of products with higher margins.

     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company. We present stock-based compensation as a part of general and administrative expenses.

     Stock-based compensation charges are recorded when the exercise price of an option or the sales price of stock is less than the fair value of the underlying Common Stock for awards to employees. We also record stock-based compensation charges when options are granted to non-employees. Compensation charges for non-employees are based on estimates of the underlying stock fair values. As of September 30, 2002, the Company has not granted any stock options, but the Company has issued Common Stock to consultants and professionals in exchange for services to the Company.

Year  Ended  September  30,  2002,  Compared  to  September  30,  2001
----------------------------------------------------------------------

     The following table sets forth certain operating information regarding the Company, including its subsidiary ITS Europe, S.L.

                                   Year  Ended              Year  Ended
                                   September  30,  2001     September  30,  2002
                                   --------------------     --------------------
Revenues                              $  2,381,000              $  2,186,000
Cost  of  goods  sold                 $  1,894,000              $  1,544,000
Selling, general and administrative   $  1,468,000              $  1,698,000
Depreciation                          $     45,000              $     52,000
Bad  Debt  Expense                    $      3,000              $    175,000
Net  Loss                             $ (1,058,000)             $ (1,284,000)
Net  Loss  Per  Share                 $       (.05)             $       (.06)

Revenues
--------

     Revenues for the year ended September 30, 2002, declined to $2,186,000, compared to $2,381,000 or 8.2% from the prior year revenues of $2,381,000. The reduction in revenues was due to the reductions in the Company's "Intelligent Numbers" line of business, which had low margins and required a high administrative workload. Even though revenues from the Company's long-distance prepaid business continue to increase at a very modest but steady rate, revenues for Intelligent Numbers have consistently declined.

     Our revenues during the year ended September 30, 2002, were derived from providing a broad range of integrated service solutions to our clients:

     *  International  long  distance  calling  (postpaid);
     *  Prepaid  Fixed  line  long  distance  calling
     *  Prepaid  Calling  Cards
     *  Network  Services-includes  intranet,  Internet  and  IP-VPN  services;
     * Applications Services-includes e-mail, messaging, collaboration, Web hosting and other value-added services; and
     *  Other

Pricing  Policies
-----------------

     The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services directed at foreign residents in Spain for them to call long distance, pricing is oriented to provide a significant discount compared to the incumbent operator. It is not the intention of the Company to enter "price wars" with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and the accuracy of the billing. For services directed at small and medium companies, we try to position ourselves to provide a turnkey solution to their telecommunications needs, providing voice local and long distance calling, access to the internet, email, web hosting, PBX supply and maintenance, etc. With our prepaid calling card services, we have sought tourists that needed to call home but at cheaper prices than the hotel phone or local public phone. In addition, we are addressing internet users with the need for mobility (such as at the harbor on a boat) with WIFI systems and flat rate economical tariffs.

Client  Contracts
-----------------

     Our contracts with customers generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. The client contracts generally have a term of one to three years, however, when clients implement a number of our services, they may choose to extend the contracts for a longer period of time. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations through which they access our network, increase the speed of that access, increase the sophistication of the services they use, or extend the term for existing services.

     Cost of goods sold for the year ended September 30, 2002 were $1,544,000, a decrease of $350,000 or 18.5% from the prior year cost of sales of $1,894,000. This decrease was due in part to an 8.2% decrease in sales and an 8.9% improvement in the gross profit margin for the year ended September 30, 2002. The Company focused on a more profitable line of business, which resulted in an improvement in the gross margin as a percentage of revenues from 20.5% to 29.4%. Management consciously selected clients that were advantageous to the business bottom line while simultaneously cutting services to customers which produced more cost than profit to the Company. As market conditions are becoming more competitive, management has tightened its selection criteria for "profitable clients".

Selling,  General  and  Administrative

     Selling, general and administrative expenses for the year ended September 30, 2002 were $1,698,000, an increase of $230,000 or 15.7% from the prior year's operating expenses of $1,468,000. The principal reasons for the increase were
(1) costs incurred to move its home office to Madrid, (2) reinforcement of the management team with additional managers from the telecom section, and (3) the use of external professional services in order to develop and implement the new business and financial strategy of the Company.

Depreciation  Expense

     Depreciation expense for the year ended September 30, 2002 was $52,000, an increase of $7,000 or 15.6% from the prior years depreciation expense of $45,000. This increase is due primarily to property additions during 2002.

Bad  Debt  Expense

     Bad debt expense for the year ended September 30, 2002 was $175,000, an increase of $172,000 from the prior year's bad debt expense of $3,000. The principal reason for the increase was due to the write-off of past due accounts incurred due to past less stringent credit policies. Credit policies were tightened following the change in management of the Company in April 2002.

Net  Loss

     The net loss of the Company increased to $(1,284,000) during the fiscal year ended September 30, 2002 compared to $(1,058,000) during the fiscal year ended September 30, 2001, an increase of approximately 21.4%. The increase in the net loss of the Company is attributable primarily to an increase in its operating costs, marketing costs, and its selling and general and administrative expenses of the Company during the fiscal year ended September 30, 2002.

Liquidity  and  Capital  Resources

     At September 30, 2002, the Company had negative working capital of approximately $(1,387,000), compared to negative working capital of $(470,000) at September 30, 2001.

     The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowings, and in part upon its ability to reach a profitable level of operations.

     The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholders loans, the exchange of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

     The Company entered into an Equity Line of Credit Agreement dated June 18, 2002 (the "Agreement") with Cornell Capital Partners, LP ("Cornell"). The Agreement provides for Cornell to commit to purchase up to an aggregate of $10,000,000 (U.S.) of the Common Stock of the Company, not to exceed 9.9% of the then total issued and outstanding shares of Common Stock of the Company, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement. Upon written notice from the Company, Cornell is committed to purchase Common Stock of the Company at a purchase price equal to 95% of the then current market closing bid prices. Market price is defined to mean the lowest bid price for the Common Stock during the five preceding trading days during a pricing period (the date following the notice from the Company) to Cornell. On September 27, 2002, the Company issued 1,026,316 shares of Common Stock for syndication fees for this equity line of credit. In addition, in connection with the Equity Line of Credit Agreement, we issued 26,316 shares of our Common Stock to Westrock Advisors, Inc. ("Westrock") as a placement agent fee. For financial reporting purposes, these shares were valued at $418,000, which were treated as additional paid in capital with an offset to a contra additional paid in capital account. No capital was raised in the fiscal year ended September 30, 2002. As of December 20, 2002, this line of credit has not become available as the shares covered under this equity line of credit have not been registered with the Security and Exchange Commission. The shares of Common Stock and warrants of the Company to be issued to Cornell and underwriters are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933 (File No. 333-100549).

     With respect to the Equity Line of Credit, the Company expects to draw down approximately $1,000,000 during 2003, representing the issue of approximately 2,000,000 shares of non-restricted common stock.

     On September 5, 2002, the Company acquired Teleconnect Comunicaciones, S.A.,("Teleconnect") a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain. The Company agreed to issue 3,000,000 shares of its restricted common stock to the shareholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933. The Company also agreed to loan Teleconnect 2,200,000 euro which will be used to cancel approximately 5,500,000 eruo of existing debt. In order to pay this approximately 2,200,000 euro, the Company intends to sell its common stock and/or borrow additional funds from investors to procure up to 3 million to pay such debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to pay the debts of Teleconnect.

     As of the date of this filing, 2,500,000 euro has been injected into the Company for procurement of Teleconnect. The funds have been received from private investors and have initially been treated as loans.

Contractual  Obligations  and  Commercial  Commitments

     The following table is a recap of the Company's contractual obligations as of September 30, 2002.

                                       Payments  Due  by  Period
                                       -------------------------
                            Total     Less  than  One  Year     1-3  Years
                            -----     ---------------------     ----------
Long-Term  Debt           $1,010,000        $1,010,000          $         0

Operating  Leases            199,000           141,000               58,000
                          ------------------------------------------------
Total  Contractual
  Cash  Obligations       $1,209,000        $1,151,000           $   58,000
                          =================================================

Net  Loss
---------

     The net loss of the Company increased to $(1,284,000) during the fiscal year ended September 30, 2002 compared to $(1,058,000) during the fiscal year ended September 30, 2001, an increase of approximately 21.4%. The increase in the net loss of the Company is attributable primarily to an increase in its bad debts and selling and general and administrative expenses of the Company during the fiscal year ended September 30, 2002.

Plan  of  Operations
--------------------

     Because of the costs of development of its WIFI systems, E-mail system and other telecommunication services and other products, corporate acquisitions and the continuing costs of expanding its marketing, the Company expects that it will incur a loss during its fiscal year ending September 30, 2003.

     The Company will be offering to sell its Common Stock and other securities to further capitalize the Company, and will also borrow from banks and others to the extent necessary to provide liquidity for its operations.

     The Company has maintained its telecommunications activities and the associated costs consistent with its plan of operations in order to develop its telephone and other communications services and products for proposed residential and commercial use. The Company expects to continue the development of its telephone and other communications products and services to incorporate technical changes and improvements. In addition, as the Company increases its marketing activities, the Company will incur additional operating and equipments costs.

Uncertainties:
--------------

Achieving  Profitable  Level  of  Operations
--------------------------------------------

     There is no assurance that the Company's activities will be profitable. The likelihood of the success of the Company must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

Costs  of  Conducting  Business
-------------------------------

     The Company will be required to incur substantial costs for corporate acquisitions, purchasing new equipment, increasing marketing operations, and related costs. A substantial portion of those costs must be paid whether or not any of its telephone and communication services prove to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of acquisition costs incurred, the amount of revenues from the sale of its telecommunication services and other products by the Company, and its operating costs.

Competition
-----------

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

Technological  Change
---------------------

     The Company expects that new technologies and products will be introduced in the telecommunication industry. The Company's success will depend, among other things, on its ability to develop and maintain a competitive position technologically. There can be no assurance that the Company will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in the Company's present or future products becoming noncompetitive or obsolete. The Company cannot be assured that competitors will not develop functionally similar or superior services and products, which event could have an adverse effect on the Company's business.

Raw  Materials
--------------

     The basic raw materials and components for the telecommunication services and other products being developed by the Company are readily available. The Company does not expect to experience any significant delays in obtaining timely delivery of its telecommunication equipment and components.

Seasonality
-----------

     The Company expects to experience seasonal variations in revenues and operating costs because sales activity for its services and products may increase in the summer season which is expected to cause the operations of the Company to increase during such period.

Foreign  Exchange  Risk
-----------------------

     We conduct our operations primarily in Spain in Euro. For this reason, we have not historically used derivatives to hedge foreign exchange risk.

     We are not subject to transactional risks because all our Spanish operations, both revenues and expenses, are denominated in the local currency, Euro. We are primarily exposed to translational risk, considering that our financial statements are in U.S. dollars and that the currency of our Spanish subsidiary is the Euro, which requires conversion for financial statement purposes.

Recent  Accounting  Pronouncements
----------------------------------

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

Item  7.     Financial  Statements
             ---------------------

     The consolidated financial statements of the Company for its fiscal years ended September 30, 2002 and 2001, are provided with this Form 10-KSB.

                          Independent Auditor's Report


To  the  Board  of  Directors
ITS  Networks,  Inc.

We have audited the consolidated balance sheet of ITS Networks Inc. and subsidiary as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITS Networks Inc. as of September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred operating losses in each reporting period as shown in the accompanying financial statements. The Company incurred a net loss of $(1,284,000) for the year ended September 30, 2002. The Company used cash in operations of $571,000 during this period. As of September 30, 2002, the Company has a deficit in working capital of $(1,387,000) and a deficit net worth of $(1,082,000). These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              GRAY & NORTHCUTT PLLC
Oklahoma  City,  Oklahoma
December  20,  2002

                         Report of Independent Auditors

To  the  Board  of  Directors  and  Stockholders
ITS  Networks,  Inc.

We have audited the accompanying consolidated statements of income, stockholders' deficit, and cash flows of ITS Networks Inc. and its subsidiary for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ITS Networks, Inc. and its subsidiary for the year then ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and discussed in Note 2, the Company incurred a net loss of $1,058,000 and used cash in operations of $924,000 for the year ended September 30, 2001 and, as of that date, had a working capital deficiency of $470,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New  York,  NY
December  14,  2001

MOORE  STEPHENS,  P.C.

                                ITS NETWORKS INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

                                     ASSETS

CURRENT  ASSETS:
  Cash  and  cash  equivalents                                      $    48,000
  Accounts  receivable,  net  of  allowance
    for  doubtful  accounts  of  $177,000                               308,000
  Prepaid  expenses                                                      16,000
                                                                    -----------
    Total  current  assets                                              372,000
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                             219,000
                                                                    -----------
OTHER  ASSETS:
  Vendor  deposits                                                       94,000
                                                                    -----------

                                                                    $   685,000
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  and  accrued  expenses                         $   623,000
  Other  current  liabilities                                           126,000
  Loans from related parties                                          1,010,000
                                                                    -----------

    Total  current  liabilities                                       1,759,000
                                                                    -----------

LONG-TERM  DEBT:
  Guarantees  and  deposits  received                                     8,000
                                                                    -----------

    Total  long-term  debt                                                8,000
                                                                    -----------

STOCKHOLDERS'  DEFICIT:
  Preferred stock; par value of $0.001, 5,000,000 shares
    authorized,  no  shares  outstanding                                      -
  Common  stock;  par  value  of  $0.001,  50,000,000  shares
    authorized,  25,013,870  shares  outstanding                         25,000
  Additional  paid-in  capital                                        3,496,000
  Less: Prepaid syndication fees                                       (418,000)
  Accumulated  (deficit)                                             (4,063,000)
  Effect  of  cumulative  translation  adjustment                      (122,000)
                                                                    -----------

    Total  stockholders'  (deficit)                                  (1,082,000)
                                                                    -----------

                                                                    $   685,000
                                                                    ===========



    The accompanying notes are an integral part of these financial statement.

                                ITS NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         2002           2001
                                                    ------------   ------------
SALES                                               $  2,186,000   $  2,381,000

COST OF GOODS SOLD                                     1,544,000      1,894,000
                                                    ------------   ------------

GROSS  PROFIT                                            642,000        487,000
                                                    ------------   ------------

OPERATING  EXPENSES:
  Selling, general and administrative expenses         1,698,000      1,468,000
  Depreciation                                            52,000         45,000
  Bad  debt  expense                                     175,000          3,000
                                                    ------------   ------------

    Total  operating  expenses                         1,925,000      1,516,000
                                                    ------------   ------------

(LOSS)  FROM  OPERATIONS                             (1,283,000)     (1,029,000)
                                                    ------------   ------------

OTHER  INCOME  (EXPENSES):
  Interest  expense                                      (1,000)        (23,000)
  Other  expense                                              -          (6,000)
                                                    ------------   ------------

                                                         (1,000)        (29,000)
                                                    ------------   ------------

(LOSS)  BEFORE  INCOME  TAXES                       $(1,284,000)   $(1,058,000)

PROVISION  FOR  INCOME  TAXES                                 -              -
                                                    ------------   ------------

NET  (LOSS)                                         $(1,284,000)   $(1,058,000)
                                                    ===========    ===========

BASIC  EARNINGS  PER  SHARE                         $     (0.06)   $     (0.05)
                                                    ===========    ===========

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                    22,999,786     21,316,677
                                                    ===========    ===========

THE  COMPONENTS  OF  COMPREHENSIVE  LOSS:
  Net  (loss)                                       $(1,284,000)   $(1,058,000)
  Foreign currency translation adjustment              (131,000)         9,000
                                                    -----------    -----------

COMPREHENSIVE  (LOSS)                               $(1,415,000)   $(1,049,000)
                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                ITS NETWORKS INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                    Common Stock                                              Accumulated
                                 ------------------
                                  Number    $0.001   Additional     Prepaid                      Other          Total
                                    of        par     Paid-In     Syndication  Accumulated    Comprehensive  Stockholders'
                                  Shares     Value    Capital         Fees       Deficit          Loss          Deficit
                                 ---------  -------  -----------  ----------   -------------  -------------  --------------
Recapitalization as a result
  of Technology Systems
  International, Inc. ("TSYN")
  merger December 22, 2000      16,866,667  $17,000  $ 1,314,000  $        -   $ (1,721,000)  $        -     $   (390,000)
Equity of shell in stock
  acquisition of TSYN            4,450,000    4,000        2,000           -              -            -            6,000
Foreign currency translation
  adjustment, September 30,
  2001                                   -        -            -           -              -        9,000            9,000
Net loss for the year ended
  September 30, 2001                     -        -            -           -     (1,058,000)           -       (1,058,000)
                                ----------  -------  -----------  ----------   ------------   ----------     ------------

Balance, September 30, 2001     21,316,667   21,000  1,316,000             -     (2,779,000)       9,000       (1,433,000)
Common shares issued upon
  exercise  of  warrants            20,000        -     16,000             -              -            -           16,000
Common stock issued for
  conversion of debt to
  equity                         2,372,080    2,000  1,463,000             -              -            -        1,465,000
Common shares issued for
  services, April  2002             19,500        -     11,000             -              -            -           11,000
Common shares issued for
  services                         483,000     1,000   194,000             -              -            -          195,000
Common stock options issed
  for advertising,
  September  2002                        -         -    84,000             -              -            -           84,000
Common shares issued for
  syndication  costs,
  September  2002                1,052,623     1,000   417,000      (418,000)             -            -                -
Common shares repurchased
  and  retired                    (250,000)        -    (5,000)            -              -            -           (5,000)
Foreign currency translation
  adjustment, September 30,
  2002                                   -         -         -             -              -     (131,000)        (131,000)
Net (loss) for the year
  ended September 30, 2002               -         -         -             -    (1,284,000)           -        (1,284,000)
                                ----------  -------  -----------  ----------   ------------   ----------     ------------

Balance, September 30, 2002     25,013,870  $25,000  $3,496,000   $ (418,000)  $(4,063,000)   $ (122,000)    $ (1,082,000)
                                ==========  =======  ==========   ==========   ===========    ==========     ============


    The accompanying notes are an integral part of these financial statement.

                                ITS NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                  Page 1 of 2

                                                          2002          2001
                                                      ------------  ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                         $(1,284,000)  $(1,058,000)
  Adjustments  to  reconcile  net  (loss)  to
  net  cash  used  in  operating  activities:
    Depreciation                                           52,000        45,000
    Noncash expenditures paid with common stock           708,000             -
    Bad  debt  expense                                    175,000         3,000
    Loss on write down and sale of fixed assets                 -         6,000
  Decrease  (increase)  in  operating  assets:
    Accounts  receivable                                  (98,000)     (186,000)
    Prepaid  expenses                                     (16,000)        6,000
    Short-term  investments                                     -       173,000
    Vendor  and  other  deposits                          (24,000)      (54,000)
  Increase  (decrease)  in  operating  liabilities:
    Accounts  payable  and  accrued  liabilities          (92,000)      141,000
    Guarantees  and  deposits  received                     8,000             -
                                                      ------------  ------------

    Net  cash  (used  in)  operating  activities         (571,000)     (924,000)
                                                      ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Cash proceeds from the sale of fixed assets                   -         3,000
  Purchase  of  property  and  equipment                 (107,000)      (24,000)
                                                      ------------  ------------

    Net cash (used in) investing activities              (107,000)      (21,000)
                                                      ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds                                        1,010,000     1,027,000
  Loan  principal  payments                            (1,223,000)      (94,000)
  Proceeds  from  sale  of  common  stock               1,063,000             -
  Cash  paid  for  treasury  stock                         (5,000)            -
                                                      ------------  ------------

    Net  cash  provided  by  financing  activities        845,000       933,000
                                                      ------------  ------------

EFFECT  OF EXCHANGE RATE                                 (131,000)        9,000
                                                      ------------  ------------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                        36,000        (3,000)

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  YEAR                                      12,000        15,000
                                                      ------------  ------------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  YEAR                                       $    48,000   $    12,000
                                                      ===========   ===========


    The accompany notes are an integral part of these financial statements.

                               ITS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                  Page 2 of 2

                                                          2002          2001
                                                      ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash  paid  during  the  year  for:
      Interest                                        $    (1,000)  $         -


SUPPLEMENTAL  DISCLOSURE  OF  NONCASH  TRANSACTIONS:
  Common  stock  issued  for  services  received      $   708,000   $         -
  Long-term  debt  converted  to  common  stock       $ 1,465,000   $         -









   The accompanying notes are an integral part of these financial statements.

                               ITS NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1.  THE  COMPANY

ITS Networks Inc. (the "Company") was incorporated in the State of Florida on November 23, 1998. On December 22, 2000, the Company issued 16,866,667 shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS Europe"), a Spanish telecommunications company. For accounting purposes, the acquisition has been recorded as a recapitalization of ITS Europe, with ITS Europe as the acquirer. The 16,866,677 shares issued are treated as issued by ITS Europe for cash.

The consolidated financial statements include the accounts of ITS Europe and the Company. The Company is a provider of various telecommunication services and products within Spain. Significant inter-company balances and transactions have been eliminated on consolidation.


2.  GOING  CONCERN

Since inception, the Company has incurred operating losses in each reporting period as shown in the accompanying financial statements. The Company incurred a net loss of $(1,284,000) and $(1,058,000) for the years ended September 30, 2002 and 2001, respectively. The Company used cash in operations of $571,000 and $924,000 during these periods. As of September 30, 2002 and 2001, the Company has deficits in working capital of $(1,387,000) and $(470,000), respectively, and a deficit net worth of $(1,082,000) as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

A new business plan was developed by the company during this year, and management is implementing its plan to obtain additional debt and/or equity financing, restructure current debt, increase revenues as well as improve operating margins. The current shareholders have shown their commitment to the Company by financially supporting the operations. During the year ended September 30, 2002, $1,465,000 of debt was converted to equity.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  SIGNIFICANT  ACCOUNTING  POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2002.

Property  and  Equipment  -  Property   and  equipment   are  stated   at  cost.
Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

Loss per Share - Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation/Transactions - The assets and liabilities of ITS Europe, S.L., whose functional currency is the Euro (formerly the Peseta), are generally translated into US dollars at the September 30, 2002 exchange rate. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign transaction gains and losses in the functional currencies are immaterial.

4.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  September  30,  2002  are  comprised  as  follows:

    Computers  and  systems             $  144,000
    Motor  vehicles                         13,000
    Furniture  and  fixtures                69,000
    Dialers                                131,000
                                        ----------

    Total  at  Cost                        357,000
    Less:  accumulated  depreciation      (138,000)
                                        ----------

    Net  Property  and  Equipment       $  219,000
                                        ==========


5.  INCOME  TAXES

The Company's wholly-owned subsidiary, ITS Europe, S.L., files its income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 10 years. For the year ended September 30, 2002, the available tax loss ITS Europe has accumulated is $2,744,000 which may be used to offset future taxable income. The utilization of the loss expires in years from 2005 to 2011. The US parent company has net operating loss carryforwards totaling approximately $197,000, which is available to offset future parent company taxable income in years 2021 to 2022.

The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company cannot be assured at this time that it will be able to utilize these loss carryforwards.

The  Spanish  carryforward  expiration  years  and  amounts  are  as  follows:

                Year       Amount
                ----       ------
                2005    $   11,000
                2006        26,000
                2007        63,000
                2008        76,000
                2009       729,000
                2010     1,067,000
                2011       772,000
                        ----------
                        $2,744,000
                        ==========

The  US  carryforward  expiration  years  and  amounts  are  as  follows:

                Year       Amount
                ----       ------
                2021    $    6,000
                2022       191,000
                        ----------
                        $  197,000
                        ==========

6.  LITIGATION

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

7.  LOANS  FROM  RELATED  PARTIES

At September 30, 2002, the Company has short-term loans payable to related parties totaling $1,010,000. These loans have no maturity dates or repayment terms and are interest free.

8.  CREDIT  RISK

The Company operates principally in Spain. The Company grants credit to its customers after it performs certain credit evaluation procedures. The Company believes that credit risk is limited because it routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts which at September 30, 2002 is $177,000. The Company believes any credit risk beyond this amount would be negligible.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of September 30, 2002, no customer accounted for 10% of accounts receivable. For the year ended September 30, 2002, no customer accounted for more than 10% of total sales.

9.  INFLATION

The Company believes that inflation has not had a material impact on its results of operations for the year ended September 30, 2002.

10.  PREFERRED  STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating.

11.     STOCK  TRANSACTIONS

During the year ended September 30, 2002, $1,465,000 of debt was converted to 2,372,071 shares of Common Stock. In addition the Company issued 272,500 shares of Common Stock for legal and advertising services.

During the year ended September 30, 2002, the Company issued 250,000 shares of Common Stock as agreed upon in the employment contract with the president of the Company.

During the year ended September 30, 2002, the Company entered into an equity line of credit with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the equity line of credit agreement, the Company, at its discretion, will periodically sell to Cornell shares of Common Stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, Cornell will pay 95% of the lowest closing bid price on the Over-the-Counter Electronic Bulletin Board or other principal market on which our Common Stock is traded for the five consecutive trading days immediately following the notice date. On September 27, 2002, the Company issued 1,026,316 shares of Common Stock for syndication fees for this equity line of credit. In addition, in connection with the Equity Line of Credit Agreement, we issued 26,316 shares of our Common Stock to Westrock Advisors, Inc. ("Westrock") as a placement agent fee. As of December 20, 2002, this line of credit has not become available as the shares covered under this equity line of credit have not been registered with the Securities and Exchange Commission. Therefore, as of December 20, 2002 no funds have been raised utilizing this equity line of credit. The Company expects to draw down approximately $1,000,000 during 2003, representing the issue of approximately 2,000,000 registered common shares.

During the year ended September 30, 2002, the Company repurchased 250,000 shares of Common Stock from the former president for $5,000. These treasury shares were treated as retired.

12.  STOCK  WARRANTS  AND  OPTIONS

As of September 30, 2002, the Company has warrants outstanding to purchase 880,000 shares of Common Stock at the exercise price of $1.00 per share, which expire on or before December 24, 2004. Each of the warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon the exercise of the warrants in the event of stock dividends, stock splits, reorganization and reclassifications and consolidations.

As of September 30, 2002, the Company has issued outstanding stock options covering 631,579 shares of Common Stock exercisable at $.10 per share until March 27, 2007 for advertising services rendered. For financial reporting purposes, these options were valued at $84,000, which were treated as advertising expense with an offset to additional paid in capital.

13.  STOCK  OPTION  PLANS

During the year ended September 30, 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 2,500,000 shares of Common Stock for issuance under the Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions.

During the year ended September 30, 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the "Consultant Plan"), which reserves 2,000,000 shares of Common Stock for issuance under the Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions.

No awards of stock options, stock appreciation rights, or stock bonuses have been granted to employees or consultants as of September 30, 2002, except for a stock bonus of a net 19,500 shares of common stock.

14.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 22,999,786 in 2002 and 21,316,677 in 2001.

Diluted earnings per share was not disclosed as of September 30, 2002 and 2001 because the effect would be antidilutive.

15.     LEASES

The Company leases offices under non-cancelable operating leases expiring in various years through 2004.

Minimum  future  rental  payments  under  non-cancelable operating leases having
remaining  terms in excess of one year as of September 30, 2002        for  each
of  the  next  five  years  and  in  the  aggregate  are:

                                     AMOUNT
                                     ------
          2003                     $ 141,000
          2004                        58,100
          2005                             -
          2006                             -
          2007                             -
          Thereafter                       -
                                   ---------

                                   $ 199,000
                                   =========

16.     SUBSEQUENT  EVENTS

On December 5, 2002, the Company acquired Teleconnect Comunicaciones, S.A., ("Teleconnect") a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain. The Company agreed to issue 3,000,000 shares of its restricted common stock to the stockholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933. The Company also agreed to loan Teleconnect 2,200,000 Euro, which will be used to
cancel  approximately 5,500,000 Euro of existing debt.     In order to pay this
approximately 2,200,000 Euro, the Company intends to sell its common stock and/or borrow additional funds from investors to procure up to 3,000,000 Euro to pay such debts and for working capital. However, there is no assurance that all of such capital will be raised, and the Company may seek bank financing and other sources of financing to pay the debts of Teleconnect.

As of the date of December 20, 2002, 2,500,000 Euro has been committed by private investors for the acquisition of Teleconnect.

Item  8.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             ---------------------

     There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

     For the fiscal year ended September 30, 2001, and the subsequent interim period ended December 31, 2001, and through April 18, 2002, there were no disagreements between the Company and Moore Stephens, P.C. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Moore Stephens, P.C. would have caused Moore Stephens, P.C. to make reference to the subject matter of the disagreement in connection with its reports. On April 18, 2002, Moore Stephens, P.C., the independent certified public accountants and auditors of the Company for fiscal 2001 were dismissed by the Company from the audit engagement with the Company. The dismissal was approved by the Board of Directors of the Company. During the fiscal year ended September 30, 2001, the consolidated financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that their report dated December 14, 2001 of Moore Stephens, P.C. for such fiscal year indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern.

     On August 12, 2002, Gray & Northcutt, PLLC located at 2601 N.W. Expressway, Suite 800 East, Oklahoma City, Oklahoma 73112 was engaged by the Company to audit the consolidated financial statements of the Company as of September 30, 2002, and the related statements of income, stockholders equity, and cash flows for the year then ending. During the two most recent fiscal years or any subsequent interim period, the new independent accountant had not been engaged as either the principal accountant of the Company to audit its financial statements or of any significant subsidiary, nor has the Company consulted with it regarding any accounting issue, auditing or financial reporting issue regarding such financial statements or reportable event.

                                    PART III

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             -------------------------------------------------------------------
             Compliance  with  Section  16(a)  of  the  Exchange  Act
             --------------------------------------------------------

     The  directors  and  officers  of  the  Company  are  as  follows:

     Name                      Age     Position
     ----------                ---     --------
     Gustavo  A.  Gomez         39     Director,  President  and  Treasurer
     Martin-Luis  Becerra       50     Chief  Financial  Officer  and  Secretary

The background and principal occupations of each director and officer of the Company are as follows:

     Mr. Gomez became a director, the President, Secretary and Treasurer of the Company on March 6, 2002. From May 2001 to the present, he has been the founder and operator of OpenVia S.L., a European telecommunication consulting company. From January 2000 to April 2001, he was the co-founder and Managing Director of Broadband Optical Access S.A., a carrier engaged in the European broadband access market. From January 1998 to January 2000, Mr. Gomez was its Account Director in Spain with Nortel Networks Corp. and previously was Nortel's Manager GSM products in Spain until September 1998. From April 1997 to January 1998, he was the Director of Marketing of Retevision. From February 1996 to April 1997, Mr. Gomez was the Deputy Commercial Director of Telefonica S.A's international business unit. Mr. Gomez received a Bachelor of Electrical Engineering degree from McGill University in 1986, and received a MBA degree from the Instituto de Empresa (Madrid Business School) in 1997.

     On March 16, 2002, the Company entered into a contract for professional services with Mr. Gomez which provides for annual compensation of 121,000 Euro, and bonuses based upon the performance of his services to the Company and was issued 250,000 shares of restricted Common Stock.

     Mr. Becerra became the Chief Financial Officer and Secretary of the Company on September 11, 2002. From April 2002 to August 30, 2002, he served the Company as an accounting consultant. From February 1989 to March 2002, he was employed as a Senior Manager and management consultant with PWC Consulting, a division of PriceWaterhouseCoopers, in Madrid, Spain. From July 1987 to December 1988, he was Director of Finance of Sans S.A. in Buenos Aires, Argentina. From July 1984 to June 1987, Mr. Becerra was the Director of Finance of Criadero SPS S.A. in Buenos Aires, Argentina. Mr. Becerra received a Bachelors of Business Economics from Universidad Nacional de Tucuman (Argentina) in 1973 and received a Masters of Business Administration from IESE de Barcelona of the Universidad de Navarra in 1983.

     On April 1, 2002, the Company entered into a contract for professional services with Mr. Becerra which provides for annual compensation of 102,000 Euro, and bonuses based upon the performance of his services to the Company, and for stock options which have not been determined or granted as of the date of this annual report.

Item  10.  Executive  Compensation
           -----------------------

     All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2002.

                             Annual  compensation(1)          Long-Term  Compensation(2)
----------------------------------------------------------------------------------------------------
                                                            Awards                Payouts
-----------------------------------------------------------------------------------------------------
Name  and                                      Other                                        All
Principal                                      Annual     Restricted  Securities            Other
Position                Year   Salary  Bonus   Compen     Stock       Underlying   LTIP     Compen-
                                               -sation    Awards(3)   Options/SAR  Payouts  sation
---------               ----   ------  -----   -------    ----------  -----------  -------  --------
Gustavo  Gomez
President and
Treasurer               2002  $91,000   $ 0    $    0      $101,250      $   0      $   0    $   0

Martin-Luis Becerra
Chief  Financial
Officer and Secretary   2002  $77,000   $ 0    $    0      $      0      $   0      $   0    $   0

Frederic  Cohen
Former President and
Treasurer(4)            2002  $30,900   $ 0    $    0      $      0      $   0      $   0    $   0

Eulalia  Palomo
Former  Secretary(5)    2002  $     0   $ 0    $    0      $      0      $   0      $   0    $   0

Lotta  Beatrice
A.  Persson
Former Secretary(6)     2002  $     0   $ 0    $    0      $      0      $   0      $   0    $   0


     All  executive  officers  as  a  group  (5  persons)                $          $
     ----------------------------

     (1) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.
     (2) The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.
     (3) Represents stock bonuses of shares of Common Stock that were awarded by the Board of Directors as compensation.
     (4) Mr. Cohen was a previous director, President and Treasurer of the Company who was removed effective March 19, 2002.
     (5)  Ms. Palomo  was  removed  as  Secretary of  the Company on February 1,
          2002.

     (6) Ms. Persson resigned as a director and the Secretary of the Company effective April 1, 2002.

Committees  of  the  Board  of  Directors
-----------------------------------------

     The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors. The Company does have a Stock Option Plan Committee which has been established to administer the stock option, SAR and stock bonus plans of the Company. The Board of Directors plans to establish various committees in the future.


Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act
--------------------------------------------------------------------

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by it, the Company believes that during the year ended September 30, 2002, all such filing requirements applicable to its officers and directors were complied with. However, Volim Holdings, B.V., a greater than 5% stockholder, has not filed a Form 3 or Schedule 13D with the Commission.

2002  Employee  Stock  Option,  SAR  and  Stock  Bonus  Plan
------------------------------------------------------------

     Effective June 10, 2002, the Company adopted and approved its 2002 Employee Stock Option, SAR and Stock Bonus Plan ("the Plan") which reserves 2,500,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. No awards of stock options, stock appreciation rights, or stock bonuses have been granted to employees as of September 30, 2002.

Stock  Option,  SAR  and  Stock  Bonus  Consultant  Plan
--------------------------------------------------------

     Effective March 27, 2002, the Company adopted and approved its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the Plan) which reserved 2,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses which may be subject to restrictions.

Benefit  Plans
--------------

          The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board  Compensation
-------------------

          Each non-employee director will receive 1,500 Euro for each Board meeting attended, and for each committee meeting attended on days other than those on which the Board meets, and will receive reimbursement of travel expenses. Directors of the Company have not received any compensation in their capacity as directors as of the date hereof.

Director  and  Officer  Indemnification  and  Limitations  on  Liability
------------------------------------------------------------------------

     Article X of our Articles of Incorporation and Article VI of our Bylaws limit the liability of directors, officers and employees to the fullest extent permitted by Florida law. Consequently, our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except in the following circumstances:

     * A violation of the criminal law, unless the director, officer, employee or agent had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful;

     * A transaction from which the director, officer, employee, or agent derived an improper personal benefit;

     * In the case of a director, a circumstance under which the liability provisions of Section 607.0834 under the Florida Business Corporation Act are applicable; or

     * Willful misconduct or a conscious disregard for the best interests of the corporation in a proceeding by or in the right of the corporation to procure a judgment in its favor on in a proceeding by or in the right of a shareholder.

     This limitation of liability does not apply arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnifications is against public policy as expressed in the Securities Act and, is, therefore, unenforceable.

     We have no indemnification agreements with persons who are directors, officers or employees of the Company.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------

     The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2002, are as follows:

                                                    Shares
     Management                                     Beneficially  Percent  of
     Shareholders  (1)                              Owned  (1)    Common  Stock
     -----------------                              ------------   -------------
     Gustavo  A.  Gomez                               250,000         1.0%

     Directors  and  officers  as  a  group
       (2 persons, including the above person)        250,000         1.0%
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

     The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of September 30, 2002. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                                 Shares  of         Percent
                                  Title  of      Outstanding        Beneficially
Names  and  Addresses             Class          Common  Stock      Owned
---------------------             ---------      -------------      ------------
Carnival  Enterprises Ltd.         Common          12,693,480          50.7%
Suite  4,  4  Giros  Passage
Gibralter,  Spain

Geeris Holding Nederland B.V.      Common           4,314,126          17.1%
Helvoirtseweg 146, 5263,
EH  Vught
Postbus 317, 5260, AH Vught
The  Netherlands

Volim  Holding  B.V.               Common           2,353,728           9.3%
Zandpad  55
3621  NE  Breukelen
The  Netherlands
---------------------------

Item  12.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------

     During December 2000, there was a change in control of the Company. Effective December 22, 2000, the Company entered into a Share Exchange Agreement (the "Agreement") with the shareholders of ITS Europe, S.L., a Spanish telecommunications company. Under the terms of the Agreement, the Company issued 16 866,667 shares of its Common Stock in exchange for all of the issued and outstanding Common Stock of ITS Europe, S.L. which became a wholly owned subsidiary of the Company. In addition to the Agreement, certain former shareholders of the Company sold 3,810,500 shares of their personal Common Stock of the Company to the former shareholders of ITS Europe, S.L. and their designees for $250,000 (U.S.), effective December 22, 2000, through a Stock Purchase Agreement.

     As a result of the Stock Exchange Agreement and the Stock Purchase Agreement between the Company and ITS Europe, S.L. in December 2000, there was a change in control of the Company. The former shareholders of ITS Europe, S.L. and their designees acquired 20,677,167 shares of the Common Stock of the Company of the total of 21, 336,667 shares of Common Stock outstanding.

     In connection with the change in the principal line of business of the Company to telecommunications, the Company sold and transferred all rights to its Smart Shopper technology, in consideration of the payment of all of the current liabilities of the Company, to Stephen A. Beloyan, a former director and the former President of the Company. This obligation was partially satisfied by the exercise of a warrant to purchase 20,000 shares of Common Stock at an exercise price of $1.00 per share by Mr. Beloyan, and the balance paid in cash by Mr. Beloyan, for a total of $20,000.

The following is a recap of loans to the Company from various stockholders.

Item  13.  Exhibits  and  Reports  on  Form  8-K
           -------------------------------------

     (A)  Reports  on  Form  8-K

     A current report was filed on Form 8-K on November 11, 2002, concerning the Company's acquisition of Teleconnect Communicaciones, S.A.

     (B)  Exhibits

Exhibit                            Description
-------                            -----------

(i)   Articles  of Incorporation   The Articles of Incorporation of the Company
      of the Company               are incorporated  herein by reference to
                                   Exhibit 3.1 to the Form SB-2 registration statement of the Company (File No.
                                   333-93583)

(ii)  Amendment to Articles        The Amendment to the Articles of
      of  Incorporation            of  Incorporation of the Company is
                                   incorporated  herein by reference to
                                   Exhibit 99.1 to the Form 8-K current report of the Company dated January 29, 2001.

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

     10(c) Agreement dated September 27, 2000, with Melanie Griffith is incorporated herein by reference to Exhibit 10(c) to the Form 10-KSB of the Company for its fiscal year ended September 30, 2001.

     10(d) Agreement dated February 14, 2000, with SGEL, SA is incorporated herein by reference to Exhibit 10(d) to the Form 10-KSB of the Company for its fiscal year ended September 30, 2001.

     10(e) Agreement dated July 15, 2001, with Telecor, SA is incorporated herein by reference to Exhibit 10(e) to the Form 10-KSB of the Company for its fiscal year ended September 30, 2001.

     10(f) Agreement dated July 1, 2000, with LINCE Telecommunications is incorporated herein by reference to Exhibit 10(f) to the Form 10-KSB of the Company for its fiscal year ended September 30, 2001.

     10(g)                         Equity Line of Credit Agreement dated
                                   June 18, 2002, with Cornell Capital Partners, L.P. incorporated herein by reference to
                                   Exhibit  10.1  to  the Form 10-QSB of the
                                   Company for the quarter ended June 30, 2002.

     10(h) Registration Rights Agreement dated June 18, 2002, with Cornell Capital Partners, L.P. incorporated herein by reference to Exhibit
                                   10.2  to  the  Form  10-QSB of the Company
                                   for the quarter ended June 30,  2002.

     10(i) Employment Agreement dated March 16, 2002, with Gustavo Gomez incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB of the Company for the quarter ended June 30, 2002.

     10(j) Lease Agreement dated April 29, 2001, for executive offices in Madrid, Spain incorporated herein by reference to Exhibit
                                   10.4  to  the  Form  10-QSB of the Company
                                   for its fiscal quarter ended June 30, 2002.

     10(k) Letter of Moore Stephens, P.C. dated July 10, 2002, regarding change in certifying accountant incorporated herein by reference to Exhibit 16 to the Form 8-K of the Company filed on July 17, 2002.

     10(l) Placement Agent Agreement with Westrock Advisors, Inc. dated June 18, 2002, incorporated herein by reference to Exhibit 1 to the Form SB-2 registration statement of the Company (333-100549).

     10(m) Escrow Agreement among the Company, Cornell Capital Partners, L.P., Butler Gonzales LLP, and Wachovia, N.A. dated June 18, 2002, incorporated herein by reference to
                                   Exhibit 10(k) to the Form SB-2 registration statement of the Company (333-100549)

     10(n) Employment Agreement with Martin L. Becerra dated April 1, 2002, incorporated herein by reference to Exhibit 10(l) to the Form SB-2 registration statement of the Company (333-100549).

     10(o) Private Stock Swap Agreement dated November 11, 2002, regarding acquisition of Teleconnet Communications is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated November 11, 2002.

     10(p) Consulting Agreement with City Telecom Services Limited dated November 20, 2002.

     10(q)                         Consulting Agreement with OLACAPITAL, S.L.
                                   dated November 18, 2002.

11.  Statement re:  computation    Reference is made to the Consolidated
     of  per  share earnings       Statements of Operations of the  Consolidated
                                   Financial Statements which are incorporated by reference herein.

21.  A  description of the         Description  of  the  subsidiary  of  the
     subsidiary  of  the           Company.
     Company

23.1 Consent of Moore              Consent of Moore Stephens, P.C.
     Stephens,  P.C.
     independent  auditor

23.2 Consent of  Gray  &           Consent of Gray & Northcutt, PLLC
     Northcutt, PLLC
    independent  auditor

27. Financial  Data  Schedule      Not  applicable.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


January  13,  2003                         ITS  Networks  Inc.


                                           By:/s/  Gustavo  Gomez
                                              ----------------------------------
                                              Gustavo  Gomez
                                              Director, President and  Treasurer


                                           By:/s/  Martin-Luis  Becerra
                                              ----------------------------------
                                              Chief  Financial  Officer
                                              and Principal  Accounting  Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 13, 2003                               By:/s/  Gustavo  Gomez
                                               ---------------------------------
                                               Gustavo  Gomez
                                               Director, President and Treasurer


January 13, 2003                               By:/s/  Martin  Becerra
                                               ---------------------------------
                                               Martin  Becerra
                                               Chief  Financial  Officer
                                               and Principal Accounting  Officer

                                  EXHIBIT INDEX

10.  Material  Contracts:

          10(p) Consulting Agreement dated January 2, 2003 with City Telecom Services Limited

          10(q) Consulting Agreement with OLACAPITAL, S.L. dated Novembe4 18, 2002.

21.   A  description of the
      subsidiary  of  the
      Company Description of the subsidiary of the Company.

23.1  Consent of Moore Stephens, P.C.
      independent  auditor*             Consent  of  Moore  Stephens,  P.C.

23.2  Consent of Gray &
      Northcutt, PLLC
      independent  auditor*             Consent of Gray & Northcutt, PLLC

99.1  Certification of Gustavo Gomez

99.2  Certification of Martin-Luis Becerra

99.3  Certification of Gustavo Gomez
      and  Martin-Luis  Becerra


     * Previously filed with the Registration Statements on Form S-8 of ITS Networks, Inc. (Commission File Nos. 333-85292 and 333-90846); incorporated herein.