Form 10QSB
period 2002-12-31
ITS NETWORKS INC
filed 2003-02-19
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

              [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                        Commission File Number: 0-24857

                                ITS Networks Inc.
        (Exact name of small business issuer as specified in its charter)

                                    Florida
         (State or other jurisdiction of incorporation or organization)

                                   52-2137517
                      (I.R.S. Employer Identification No.)

                 C/Villaneuva 16, 5th Floor, 28000 Madrid Spain
                    (Address of principal executive offices)

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 27,830,780 shares at February 18, 2003

     Transitional  Small Business Disclosure Format (check one):  Yes     No X
                                                                      ---   ---

                                ITS NETWORKS INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  as  of
     December  31,  2002  (unaudited)                                          3

     Condensed  Consolidated  Statements  of  Operations
     for  the  three months ended  December  31,  2002
     and  2001  (unaudited)                                                    4

     Condensed  Consolidated  Statements  of  Cash  Flows
     for  the three months ended  December  31,  2002  and
     2001  (unaudited)                                                         5

     Notes  to  Condensed  Consolidated  Financial  Statements                 6

Item  2.  Management's  Discussion  and  Analysis  or Plan of Operations      10

Item  3.  Controls  and  Procedures                                           12

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  12

Item  2.  Changes  in  Securities                                             13

Item  3.  Defaults  on  Senior  Securities                                    14

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         14

Item  5.  Other  Information                                                  14

Item  6.  Exhibits  and  Reports  on  Form  8-K                               14

Signatures                                                                    15

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       ITS NETWORKS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                  ASSETS                                     December  31,  2002
                                                             -------------------
CURRENT  ASSETS
     Cash  and  cash  equivalents                              $        233,000
     Accounts  receivable, net of allowance for
       doubtful accounts of  $1,082,000                               1,286,000
     Inventory                                                          120,000
     Prepaid  expense                                                    35,000
                                                               ----------------

TOTAL  CURRENT  ASSETS                                                1,674,000
                                                               ----------------

PROPERTY  AND  EQUIPMENT,  NET                                        1,444,000
                                                               ----------------

OTHER  ASSETS:
     Vendor  and  other  deposits                                       379,000
     Goodwill, net of impairment
       reserve of $3,254,000                                          1,085,000
                                                               ----------------

                                                                      1,464,000
                                                               ----------------

TOTAL  ASSETS                                                  $      4,582,000
                                                               ================

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES
     Accounts  payable  and  accrued  expenses                 $      4,514,000
     Other  current  liabilities                                        933,000
     Loans  from  related  parties                                    2,708,000
     Deferred  income                                                 1,182,000
                                                               ----------------

TOTAL  CURRENT  LIABILITIES                                           9,337,000
                                                               ----------------

LONG-TERM  DEBT:
    Loans                                                               944,000
                                                               ----------------

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  par  value  $.001;
     5,000,000  shares  authorized, no  shares
     outstanding                                                              -

     Common  stock,  par  value  of  $0.001;
       50,000,000  shares  authorized;
       27,830,780  shares  outstanding                                   28,000
     Additional  paid  in  capital                                    4,872,000
     Less:  Prepaid  syndication  fees                                 (418,000)
     Less:  Stock  held  in  escrow                                  (1,379,000)
     Accumulated  (deficit)                                          (7,861,000)
     Effect  of  cumulative  translation  adjustment                   (941,000)
                                                               ----------------

TOTAL  STOCKHOLDERS'  DEFICIT                                        (5,699,000)
                                                               ----------------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  DEFICIT                $      4,582,000
                                                               ================

  See accompanying notes to these condensed consolidated financial statements

                       ITS NETWORKS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three  months  ended  December  31,
                                            -------------------------------------
                                                   2002                  2001
                                            ----------------     ----------------
SALES                                       $        927,000     $        750,000
COST  OF  GOODS  SOLD                                667,000              571,000
                                            ----------------     ----------------
GROSS  PROFIT                                        260,000              179,000
                                            ----------------     ----------------

OPERATING  EXPENSES:
     Selling,  general and administrative
       expenses                                      733,000              187,000
     Depreciation                                     52,000                5,000
     Bad  debt  expense                               13,000                9,000
                                            ----------------     ----------------

     Total  operating  expenses                      798,000              201,000
                                            ----------------     ----------------

(LOSS)  FROM  OPERATIONS                            (538,000)             (22,000)
                                            ----------------     ----------------

OTHER  INCOME  (EXPENSES):
     Interest  Expense                                (6,000)                   -
     Impairment loss on goodwill                  (3,254,000)                   -
                                            ----------------     ----------------

                                                  (3,260,000)                   -
                                            ----------------     ----------------

(LOSS)  BEFORE  INCOME  TAXES                     (3,798,000)            (22,000)
PROVISION  FOR  INCOME  TAXES                              -                   -
                                            ----------------     ----------------

NET  LOSS                                   $     (3,798,000)    $       (22,000)
                                            ================     ===============

BASIC  EARNINGS  PER  SHARE                 $          (0.15)    $             -
                                            ================     ===============

AVERAGE  COMMON  AND  COMMON
EQUIVALENT  SHARES  OUTSTANDING                   25,013,870          21,796,740
                                            ================     ===============

THE COMPONENTS OF COMPREHENSIVE LOSS:
     Net  (loss)                            $    (3,798,000)     $       (22,000)

     Foreign currency translation adjustment       (819,000)              40,000
                                            ----------------     ----------------

COMPREHENSIVE  (LOSS)                       $    (4,617,000)     $        18,000
                                            ===============      ===============

              See accompanying notes to these financial statements

                       ITS NETWORKS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Three  months  ended  December  31,
                                            -------------------------------------
                                                   2002                  2001
                                            ----------------     ----------------
Cash  flows  from  operating  activities:
Net  Loss                                   $   (3,798,000)     $       (22,000)
Adjustments  to  reconcile  net  (loss)
  to net cash used in operating  activities:
     Depreciation                                   52,000                 5,000
     Bad  debt  expense                             13,000                 9,000
     Loss  on  write  down  and  sale  of
       fixed  assets                                13,000                     -
     Impairment loss on goodwill                 3,254,000                     -

Decrease (increase) in operating assets:
     Accounts  receivable                          229,000                37,000
     Inventory                                      45,000                     -
     Prepaid  expenses                              55,000                (1,000)
     Vendor  and  other  deposits                   30,000               (28,000)
Increase (decrease) in operating
  liabilities:
     Accounts payable and accrued
       liabilities                              (1,668,000)              (78,000)
     Cash  overdraft                                     -                10,000
     Guarantees and deposits received                    -                (2,000)
                                            ----------------     ----------------

Net cash (used in) operating activities         (1,775,000)              (70,000)
                                            ----------------     ----------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Purchase of property and equipment            (17,000)                    -
                                            ----------------     ----------------

Net cash (used in) investing activities             17,000                     -
                                            ----------------     ----------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Loan  proceeds                              2,642,000                43,000
     Loan  principal  payments                           -               (24,000)
                                            ----------------     ----------------

Net cash provided by financing activities        2,642,000                19,000
                                            ----------------     ----------------

EFFECT  OF  EXCHANGE  RATE                        (819,000)               40,000
                                            ----------------     ----------------


NET  INCREASE  (DECREASE)  IN  CASH
  AND  CASH  EQUIVALENTS                            31,000               (11,000)

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  PERIOD                            202,000                12,000
                                            ----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD    $      233,000       $         1,000
                                            ==============       ===============

SUPPLEMENTAL  DISCLOSURES  OF
  CASH  FLOW  INFORMATION:
    Cash paid during the period for:
      Interest                              $       (6,000)      $             -
                                            ==============       ===============
SUPPLEMENTAL  DISCLOSURE  OF  NONCASH
  TRANSACTIONS:
    Stock issued in connection with
      Teleconnect acquisition               $    1,379,000                     -
                                            ==============       ===============

    Debt  converted  to  common  stock                   -       $       720,000
                                            ==============       ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       ITS NETWORKS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002
                                  (Unaudited)


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

     In December 2002 the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") for up to 3,000,000 shares of the Common Stock of the Company valued at 1,378,759 Euro and the assumption of approximately 2,200,000 Euro of net debt. The stock issuance is subject to guarantees made by Teleconnect shareholders that Teleconnect liabilities will not exceed 2,200,000 Euro. Management anticipates that Teleconnect debts will sufficiently exceed the 2,200,000 Euro limit so that none of this stock presently held in escrow will be released.

     The acquisition of Teleconnect resulted in the creation of $4,339,000 in goodwill associated with this acquisition. There is doubt about the Company's ability to realize all of the goodwill. The Company does attribute substantial value to the Teleconnect branding and distribution systems. Therefore management has elected to reserve $3,254,000 of this goodwill for financial reporting purposes as of December 31, 2002.

     Results for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-KSB for its fiscal year ended September 30, 2002.

     The Company is a provider of pre-paid telephone cards and other telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2.  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     As shown in the financial statements, the Company incurred losses of $(3,798,000) and $(22,000) for the quarters ended December 31, 2002 and 2001, respectively. In addition, the Company has incurred substantial losses since its inception. As of December 31, 2002, current liabilities exceed current assets by $7,663,000 and total liabilities exceed total assets by $5,699,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

     Management anticipates that it will be able to convert certain outstanding debt into equity and that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors. Furthermore, it anticipates that it will be able to achieve a profitable level of operations since it has completed the consolidation of its ITS Europe and Teleconnect operations.

     The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

3.  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2002.

     Property  and  equipment.  Property  and  equipment  are  stated  at  cost.
Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets.

     Impairment of long-lived assets. The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or reduction in carrying value due to impairment.

     Income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

     Revenue recognition. Revenue from the sale of prepaid calling cards is recognized as the cards are used. Deferred revenues are recorded to reflect the unused portion of calling cards that have been issued to customers.

     Loss per share. Loss per common and common equivalent share is computed based on the weighted average number of shares of Common Stock outstanding.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect, whose functional currencies are the Euro (formerly the Peseta), are generally translated into US dollars at December 31, 2002 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

4.  INCOME  TAXES

     The Company's wholly-owned subsidiaries, ITS Europe, S.L. and Teleconnect file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 15 years. For the year ended September 30, 2002, the available tax loss ITS Europe has accumulated is $2,744,000 which may be used to offset future taxable income. Teleconnect, which was acquired in December of 2002 has available tax losses of approximately $10,000,000 as of December 31, 2002. The utilization of the loss expires in years from 2010 to 2017. The Company cannot use any of the tax losses of ITS Europe or Teleconnect to offset any future U.S. taxable income. The US parent Company has net operating loss carry forwards totaling approximately $197,000, which is available to offset any future parent Company taxable income in the United States in years 2021 to 2022.

     The Company has a deferred tax asset principally due to net operating loss carry forwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company can not be assured at this time that it will be able to utilize these loss carryforwards.

5.  LITIGATION

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2002, the Company has accrued $233,000 for the settlement of pending litigation.

6.  LOANS  PAYABLE

     At December 31, 2002, the Company has loans payable to related parties totaling $3,652,000 of which, $2,708,000 have no maturity dates or repayment terms and are interest free. The remaining $944,000 is due November 25, 2004. Interest is to be computed and paid monthly at an interest rate of 9%.

7.  ACQUISITION  OF  TELECONNECT

     Effective December 5, 2002, the Company acquired substantially all of the outstanding stock of Teleconnect for the assumption of approximately 2,200,000 Euro of Teleconnect net debt plus the issuance of up to 3,816,910 shares of Common Stock of the Company. In accordance with the terms of this agreement, the former Teleconnect shareholders made certain warranties about Teleconnect's net debt level at the date of acquisition. If Teleconnect had specified debts in excess of 2,200,000 Euro on the acquisition date, the former shareholders have agreed to reduce the number of shares they are entitled to receive by an amount that the specified debt exceeds 2,200,000 Euro. The shares will be valued at approximately .46 Euro per share for purposes of this reduction in shares to be issued. The 2,816,910 shares of the Company's Common Stock issued to the former stockholders of Teleconnect are to be held in escrow until November 14, 2003 at which time a final accounting will be made.

     Management presently anticipates that the specified debts will exceed the value assigned to the 2,816,910 shares of stock held in escrow and that none of the stock will be released.

     For  financial reporting purposes, the 2,816,910 shares of Common Stock has
been  valued  at $1,379,000   and is shown as issued with an offset in the
equity section to reflect the stock held in escrow which management presently believes will not be required to be released to the former Teleconnect shareholders.

8.  SUBSEQUENT EVENTS

     On February 17, 2003, certain debt holders agreed to convert $2,695,000 of existing loans at $.20 per share into 13,474,000 shares of the Company's common stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  RESULTS  OF  OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the condensed consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the growth of its operations and the ability of the Company to operate profitably.

COMPARISON  OF  THE  THREE  MONTHS  ENDED  DECEMBER  31,  2002  AND  2001

     We incurred a $(3,798,000) net loss for the three months ended December 31, 2002 as compared to a net loss of $(22,000) during the comparable period in 2001. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

     Sales for the three months ended December 31, 2002, increased 24% to $927,000 from $750,000 for the quarter ended December 31, 2001. This increase in revenues is attributable to Teleconnect revenues since its acquisition in December 2002 of $426,000 offset in part by a decrease in ITS Europe revenues of $249,000. The reduction in ITS Europe revenues was due to the reductions in the Company's "Intelligent Numbers" line of business, which had low margins and required a high administrative workload. Even though revenues from the Company's long-distance postpaid business continue to increase at a very modest but steady rate, revenues for Intelligent Numbers have consistently declined.

COST  OF  GOODS  SOLD

     Cost of goods sold increased 17% to $667,000 during the three months ended December 31, 2002 from $571,000 during the same period in 2001. This increase was due primarily to the acquisition of Teleconnect by the Company during December 2002, offset in part by improved gross profit margins by ITS Europe from 24% in 2001 to 35% for the comparable period in 2002.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased 292% to $733,000 during the three months ended December 31, 2002 as compared to $187,000 for the comparable period in 2001. This increase is due to the following factors
(a) the addition of $261,000 in Teleconnect selling, general and administrative expenses incurred since its acquisition; (b) an increase in ITS Europe expenses of approximately $166,000; and (c) approximately $103,000 of expenses at the parent Company level which consist primarily of costs associated with the acquisition of Teleconnect and the costs of complying with regulatory requirements. The principal reasons for the increase at the ITS Europe level were costs incurred to move its home office to Madrid, reinforcement of the management team with additional managers from the telecom section, and the use of external professional services in order to develop and implement the new business and financial strategy of the Company.

DEPRECIATION

     Depreciation expense increased 940% to $52,000 during the three months ended December 31,2002 as compared to $5,000 for the comparable period in 2001. This is due primarily to the acquisition of additional equipment by ITS Europe and the Teleconnect acquisition.

BAD  DEBT  EXPENSE

     Bad debt expense increased 44% to $13,000 during the three months ended December 31, 2002 as compared to $9,000 during the comparable period in 2001. This increase is due primarily to our increased sales.

INTEREST  EXPENSE

     The Company incurred interest expenses of $6,000 during the quarter ended December 31, 2002. No interest expense was incurred during the comparable period in 2001. This interest expense is associated primarily with Teleconnect debts.

IMPAIRMENT LOSS

     During 2002 the Company recognized an impairment loss of $3,254,000 associated with the write down of goodwill acquired with the Teleconnect acquisition. The Company had no impairment loss during the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2002, the Company had negative working capital of approximately $(7,663,000), compared to negative working capital of $(432,000) at December 31, 2001.

     The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowings, and in part upon its ability to reach a profitable level of operations of which there is no assurance.

     The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholder loans, the exchange of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

     The Company entered into an Equity Line of Credit Agreement dated June 18, 2002 (the "Agreement") with Cornell Capital Partners, LP ("Cornell"). The Agreement provides for Cornell to commit to purchase up to an aggregate of $10,000,000 (U.S.) of the Common Stock of the Company, not to exceed 9.9% of the then total issued and outstanding shares of Common Stock of the Company, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement. Upon written notice from the Company, Cornell is committed to purchase Common Stock of the Company at a purchase price equal to 95% of the then current market closing bid prices. Market price is defined to mean the lowest bid price for the Common Stock during the five preceding trading days during a pricing period (the date following the notice from the Company) to Cornell. On September 27, 2002, the Company issued 1,026,316 shares of Common Stock for syndication fees for this equity line of credit. In addition, in connection with the Equity Line of Credit Agreement, we issued 26,316 shares of out Common Stock to Westrock Advisors, Inc. ("Westrock") as a placement agent fee. For financial reporting purposes, these shares were valued at $418,000 which were treated as additional paid in capital with an offset to a contra additional paid in capital account. As of December 31, 2002 no capital was raised under this line of credit as it has not become available This is because the shares covered under this equity line of credit have not been registered with the U.S. Securities and Exchange Commission. The shares of Common Stock and warrants of the Company to be issued to Cornell and underwriters are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933 (File No. 333-100549). With respect to the Equity Line of Credit, the Company expects to draw down approximately $1,000,000 during 2003, representing the issuance of approximately 2,000,000 shares of non-restricted Common Stock.

     On December 5, 2002, the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect"), a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain. The Company agreed to issue up to 3,000,000 shares of its restricted Common Stock to the shareholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933. The Company also agreed to and loaned Teleconnect 2,200,000 euro which was used to cancel existing debt.

     The Company intends to sell its Common Stock and/or borrow additional funds from investors to procure up to $3,000,000 to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debts of Teleconnect.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table is a recap of the Company's contractual obligations as of December 31, 2002.

     Contractual                            Payments Due by Period
                               ----------------------------------------------
     Obligations                 Total        Less than 1 year      1-3 years
     -----------                 -----        ----------------      ---------
     Long-term Debt            $  944,000        $        -        $  944,000
     Operating Leases           1,262,000           465,000           797,000
     Service Agreements           988,000           290,000           698,000
                               ----------        ----------        ----------

                               $3,194,000        $  755,000        $2,439,000
                               ==========        ==========        ==========


ITEM  3.  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II

                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2002, the Company has accrued $233,000 for the settlement of pending litigation.

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended December 31, 2002, the Company agreed to issue up to 3,000,000 shares of its Common Stock in connection with its acquisition of Teleconnect, in reliance upon Regulation S under the Securities Act of 1933. This transaction was valued at 1,379,000 Euro. These shares are being held in escrow at December 31, 2002. Management anticipates that these shares will ultimately not be issued to the former Teleconnect shareholders due to certain warranties these shareholders have provided. The shares held in escrow are reflected as a reduction in the equity section of the December 31, 2002 financial statements.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     No matter was submitted to a vote of the security holders of the Company during the three month period ended December 31, 2002, except a memorandum of action dated November 8, 2002, was executed by a majority vote of the stockholders of the Company to approve the acquisition of Teleconnect Comunicaciones S.A.



ITEM  5.  OTHER  INFORMATION


     None



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  Reports  on  Form  8-K:

          The Company filed a current report on Form 8-K (Item 2) regarding its acquisition of Teleconnect Comunicaciones, S.A. during December 2002.

     (B)  Exhibits

          10.1     Private Stock Swap Agreement is incorporated by reference to
                   Exhibit 10.1 of the Form 8K current reports of the Company dated November 11, 2002.*



          10.2 Escrow Agreement regarding escrow of Common Stock issuable to former stockholders of Teleconnect Comunicaciones, S.A.

          10.3     Consulting  Agreement  with  City  Telecom  Services Limited.

          10.4     Consulting  Agreement  with  Nicholas  Breumemr.

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

February  19,  2003

ITS  Networks  Inc.

By:  /s/  Gustavo  Gomez                    By:  /s/  Martin-Luis  Becerra
-------------------------------             ---------------------------------
Gustavo  Gomez                              Martin-Luis  Becerra,
President  and  Treasurer                   Chief  Financial  and  Accounting
Officer