Form 10KSB/A
period 2002-09-30
ITS NETWORKS INC
filed 2003-04-17
CIK 1101688

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                         Amendment No. 1 to Form 10-KSB

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

     Several new companies entered the Spanish market in the last three years on the wave of new technologies such as LMDS and UMTS. The former was intended as an alternative to Telefonica's local loop while the latter supposedly offered more advanced services for mobile users. Today, due to the current market conditions, a lack of clients, or problems with the technologies, many of these companies have either folded, joined together or left their business projects in hibernation awaiting better times.


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


     In order to become more competitive in the market, ITS Europe needed to acquire a switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs). This need was satisfied by the acquisition of Teleconnect Comunicaciones in December 2002. ITS estimates that the cost of purchasing a switching system and calling card platform for its business would have been between $800,000 and $1,000,000.

     In part to satisfy its operational need for a switching system infrastructure, and calling card platform, ITS acquired Teleconnect Comunicaciones, S.A., a prepaid telephone card company in Spain, in exchange for shares of Common Stock. See "Subsequent Event - Teleconnect Acquisition" below. Through this acquisition, ITS acquired a substantial switching system infrastructure and calling card platform sufficient to meet its growth projections for at least the next thirty-six months.

Subsequent  Event  -  Teleconnect  Acquisition
----------------------------------------------


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

     In connection with the acquisition of Teleconnect, ITS entered in consulting agreements with City Telecom Services Limited ("City Telecom") and with OLA Capital, S.L. City Telecom was retained by ITS to advise ITS regarding corporate acquisitions as a consultant for a term of 14 months, and City Telecom will be paid 5,000 euro per month for its services. City Telecom is owned and operated by Mr. Anthony Stephens.

     OLA Capital, S.L. is owned and operated by Mr. Nicholas Bruemmer, who was retained to provide sales and marketing services to ITS, including the design of strategic sales and marketing plans, the coordination of ITS's customer call center with other departments, and the preparation of department budgets. OLA Capital, S.L. will be paid 10,000 euro per month for its services, plus (1) a nonrecurring bonus of 10,000 euro if ITS's monthly sales revenues exceed 1,200,0000 euro by March 31, 2003, and (2) 0.75% of the sales revenues of ITS is sales revenues exceed 1,000,000 euro (subject to certain adjustments) per month.

Regulation
----------

     General. The Spanish government undertook a process of revising the legislative and regulatory scheme applicable to participants in the telecommunications industry in preparation for the liberalization of the telecommunications market in December 1998. As the main step in this process, on April 24, 1998, the Spanish Parliament passed the new General Law on Telecommunications (Law 11/1998). This law was published in the Official Gazette on April 25, 1998 and took effect on April 26, 1998. As a result Of these legislative and regulatory changes, ITS and other telecommunication companies were enabled to begin competition with Telefonica de Espana and its affiliated companies in Spain.

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


     As of September 30, 2002, ITS possesses an "A" authorization to resell telecommunication services in Spain, and has not sought any additional business for its operations. The Ministry of Science and Technology may, in order to guarantee the most efficient use of radioelectric spectrum, limit the number of individual licenses The Ministry of Science and Technology may, in order to guarantee the most efficient use of radioelectric spectrum, limit the number of individual licenses it will grant, in which case individual licenses will be granted to the winner of a bidding contest administered by the Ministry of Science and Technology.


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

     The modifications to the Interconnection Offer Framework approved in August 2001 provide for interconnection based on capacity as well as time. In early 2002, the Telecommunications Market Commission introduced further modifications to the Interconnection Offer Framework with respect to intelligent network services and establishment of prices for the interconnection of circuits, which were reduced by approximately 25%. This regulatory change affected ITS in that its interconnection costs were reduced.

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


     We purchase, transmission time on an as needed basis from a wide range of suppliers, both to connect client premises to our network and for other network connections. We have from time to time experienced short-term delays in receiving the requisite transmission capacity from suppliers. There are no assurances that we will be able to obtain these services in the future within the time frames required by us at a reasonable cost. Any failure to obtain transmission capacity on a timely basis and at a reasonable cost in a particular jurisdiction, or any interruption of local access services, could have an adverse effect on our service levels and our growth.


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

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

     The shareholders of the Company held a special meeting by written consent on January 31, 2002, and a shareholder representing approximately 57% of the outstanding common stock of the Company, Carnival Enterprises, Inc. approved the removal of Eulalia Palomo as a director and Secretary of the Company, and elected Lotta Beatrice A. Persson as a director, and authorized the expansion of the Board of Directors to five members. Mr. Frederic Cohen's term as a director continued.

     On March 15, 2002, a shareholder of the Company held a special meeting of stockholders by written consent, and the shareholder, Carnival Enterprises, Inc., representing approximately 53% of the outstanding common stock of the Company approved the removal of Frederic Cohen as a director and elected Gustavo Gomez as a director of the Company.

     The shareholders of the Company held a special meeting by written consent on June 10, 2002, and shareholder, Carnival Enterprises, Inc. representing approximately 53% of the common stock of the Company adopted and approved the 2002 Employee Stock Option, SAR and Stock Plan of the Company.

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


     As of September 30, 2002, ITS had 25,263,870 shares of its Common Stock issued and outstanding, which were held by twenty-four stockholders of record.

     ITS has not paid any dividends on its Common Stock since its corporate organization in 1998. There presently are no restrictions on the ability of ITS to pay cash dividends on its Common Stock, and no such restrictions are presently expected to arise in the future.

     Effective June 10, 2002, ITS adopted its 2002 Employee Stock Option, SAR and Stock Bonus Plan (the "Plan") which reserves 2,500,000 shares of Common Stock. No awards of stock options, stock appreciation rights or stock bonuses have been granted to directors, officers or employees of ITS during the fiscal year ended September 30, 2002. ITS granted a stock bonus of 70,000 shares of its Common Stock under the Plan for legal services during the fiscal year ended September 30, 2002, of which 50,500 shares were subsequently canceled.

     As of September 30, 2002, ITS has outstanding warrants regarding individual compensation arrangements that were issued during the fiscal year ended September 30, 2002 to purchase Common Stock of the Company, as follows:

                          Number of          Weighted-average     Number of Securities
                         securities         exercise price of     remaining available
                         to be issued          outstanding        for future issuance
                        upon exercise       options, warrants        under equity
                        of outstanding         and rights         compensation plans
                          options,                                   (excluding
                          warrants                               securities reflected
                          and rights                                  column (a))
---------------------------------------------------------------------------------------
                             (a)                   (b)                    (c)
---------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                0                     0                          0

Equity compensation
plans not approved by
security holders (1)      880,000                 $1.00                          0
---------------------------------------------------------------------------------------
      Total               880,000               $880,000                         0
---------------------------------------------------------------------------------------

(1)  These  warrants  had  a  term  expiring  on  December  22,  2004.


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


     Revenue from sales of telecommunication services is recognized during the period when the services are rendered.


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
Net  Loss  Per  Share                 $       (.05)             $       (.06)


Going  Concern  Opinion  of  Auditors
-------------------------------------

     The consolidated financial statements of ITS are presented subject to the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     At September 30, 2002, the Company had a deficit in working capital of $(1,387,000), a loss of operations for the year ended September 30, 2002 of $(1,415,000), and an accumulated deficit of $(4,063,000) from October 21, 1999, ITS' date of inception through September 30, 2002.

     Management believes that current plans to emphasize and expand its prepaid telephone card business and a combination of its financing and capital raising plans will provide sufficient working capital to allow ITS to continue as a going concern.

Revenues
--------

     Revenues for the year ended September 30, 2002, declined to $2,186,000, compared to $2,381,000 or 8.2% from the prior year revenues of $2,381,000. The reduction in revenues was due to the reductions in the Company's "Intelligent Numbers" line of business, which had low margins and required a high administrative workload. Even though revenues from the Company's long-distance prepaid business continue to increase at a very modest but steady rate, revenues for Intelligent Numbers have consistently declined resulting in less than expected profitability. As a result, ITS has discontinued this telephone service.

     Our  revenues  during  the year ended September 30, 2002, were derived from
providing  a   range  of  integrated  service  solutions  to  our  clients as follows:

     Service                                      Percentage  of  Revenue
     -------                                      -----------------------
     Long  distance  services                               85%
     900  Intelligent  Numbers                              13%
     Prepaid  telephone  cards  and  other                  2%



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


     The ability of the Company to satisfy its obligations and to finance its business plans will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowings, and in part upon its ability to reach a profitable level of operations. ITS anticipates that approximately $4,500,000 will be needed by ITS to fund its operations during the next twelve months.

     ITS expects to incur a net loss from operations during its fiscal year ending September 30, 2003 of approximately $(3,799,000). However, ITS anticipates that it will not be operating at a loss after the nine month period ending June 30, 2003; and that it expects that ITS will be operating at a profit for its fiscal year ending September 30, 2004.

     The Company's capital resources have been previously provided primarily by capital contributions from stockholders, stockholders loans, the exchange of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.


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

Equity  Line  of  Financing  Arrangement
----------------------------------------

     The $10,000,000 equity line of financing arrangement of ITS with Cornell Capital Partners may have a depressive effect upon the market price of the Common Stock of ITS because the possible sales of substantial amounts of our Common Stock in the public market by Cornell Capital Partners or others, or the perception that such public market sales may occur. The existence of this equity financing arrangement may also make it more difficult for ITS to raise investment capital through unrelated future offerings of our Common Stock or other securities, and may have a depressive effect upon the pricing of such future offerings.


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


The  following  is  a  recap  of  loans  payable  to  stockholders.

     Geeris  Nederland  B.V.          $  210,000
     Groenewoud                          360,000
     Talgon  Corporation                 438,000
     Smithoak  Properties                  2,000
                                      ----------

                                      $1,010,000
                                      ==========

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

     10(o) Private Stock Swap Agreement dated November 11, 2002, regarding acquisition of Teleconnet Communications is incorporated herein by reference to Exhibit 21 to the Form 10-KSB annual report of the Company for its fiscal year ended September 30, 2002.


     10(p) Consulting Agreement with City Telecom Services Limited dated November 20, 2002.

     10(q)                         Consulting  Agreement  with  OLACAPITAL, S.L.
                                   is  incorporated  herein  by  reference to
                                   Exhibit 21 to the Forms 10-KSB annual report of the Company for its fiscal year ended September 30, 2002.

11.  Statement re:  computation    Reference is made to the Consolidated
     of  per  share earnings       Statements of Operations of the  Consolidated
                                   Financial Statements which are incorporated by reference herein.

21.  A  description of the         Description  of  the  subsidiary  of  the
     subsidiary  of  the           Company is incorporated herein by reference
     Company                       to Exhibit 21 to the Forms 10-KSB annual
                                   report of the Company for its fiscal year ended September 30, 2002.

23.1 Consent of Moore              Consent of Moore Stephens, P.C.
     Stephens,  P.C.
     independent  auditor

23.2 Consent of  Gray  &           Consent of Gray & Northcutt, PLLC
     Northcutt, PLLC
    independent  auditor

27. Financial  Data  Schedule      Not  applicable.

99.1  Certification                Certification  of  Gustavo  Gomez

99.3  Certification of Gustavo Gomez

Item  14.  Controls  and  Procedures
           -------------------------

          Our President and our chief financial officer are responsible for establishing and maintaining internal controls and has designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, including those of our consolidated subsidiaries, were made known to them in his capacity as President, particularly during the period that this report was prepared. This executive officer has evaluated the effectiveness of our internal controls within the preceding 90 days of this Form 10-KSB annual report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors. In conducting his evaluation of our internal controls, this executive officer did not discover any fraud that involved management or other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

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

                                ITS NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         2002           2001
                                                    ------------   ------------
SALES                                               $  2,186,000   $  2,381,000


COST OF GOODS SOLD (exclusive of depreciation
  shown separately below)                              1,544,000      1,894,000
                                                    ------------   ------------


GROSS  PROFIT                                            642,000        487,000
                                                    ------------   ------------

OPERATING  EXPENSES:
  Selling, general and administrative expenses         1,698,000      1,468,000
  Depreciation                                            52,000         45,000
  Bad  debt  expense                                     175,000          3,000
                                                    ------------   ------------

    Total  operating  expenses                         1,925,000      1,516,000
                                                    ------------   ------------

(LOSS)  FROM  OPERATIONS                             (1,283,000)     (1,029,000)
                                                    ------------   ------------

OTHER  INCOME  (EXPENSES):
  Interest  expense                                      (1,000)        (23,000)
  Other  expense                                              -          (6,000)
                                                    ------------   ------------

                                                         (1,000)        (29,000)
                                                    ------------   ------------

(LOSS)  BEFORE  INCOME  TAXES                       $(1,284,000)   $(1,058,000)

PROVISION  FOR  INCOME  TAXES                                 -              -
                                                    ------------   ------------

NET  (LOSS)                                         $(1,284,000)   $(1,058,000)
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

                                ITS NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                  Page 1 of 2

                                                          2002          2001
                                                      ------------  ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                         $(1,284,000)  $(1,058,000)
  Adjustments  to  reconcile  net  (loss)  to
  net  cash  used  in  operating  activities:
    Depreciation                                           52,000        45,000
    Noncash expenditures paid with common stock           708,000             -
    Bad  debt  expense                                    175,000         3,000
    Loss on write down and sale of fixed assets                 -         6,000

    Write down of deposit                                               173,000
  Decrease  (increase)  in  operating  assets:
    Accounts  receivable                                  (98,000)     (186,000)
    Prepaid  expenses                                     (16,000)        6,000
    Vendor  and  other  deposits                          (24,000)      (54,000)
  Increase  (decrease)  in  operating  liabilities:
    Accounts  payable  and  accrued  liabilities          (92,000)      141,000
    Guarantees  and  deposits  received                     8,000             -
                                                      ------------  ------------

    Net  cash  (used  in)  operating  activities         (571,000)     (924,000)
                                                      ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Cash proceeds from the sale of fixed assets                   -         3,000
  Purchase  of  property  and  equipment                 (107,000)      (24,000)
                                                      ------------  ------------

    Net cash (used in) investing activities              (107,000)      (21,000)
                                                      ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds from related parties                   1,010,000     1,027,000
  Loan  principal  payments to related parties         (1,223,000)      (28,000)
  Loan principal payments to banks                              -       (66,000)

  Proceeds  from  sale  of  common  stock               1,063,000             -
  Cash  paid  for  treasury  stock                         (5,000)            -
                                                      ------------  ------------

    Net  cash  provided  by  financing  activities        845,000       933,000
                                                      ------------  ------------

EFFECT  OF EXCHANGE RATE                                 (131,000)        9,000
                                                      ------------  ------------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                        36,000        (3,000)

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  YEAR                                      12,000        15,000
                                                      ------------  ------------

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

                               ITS NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1.  THE  COMPANY

     ITS Networks Inc. (the "Company") was incorporated in the State of Florida on November 23, 1998. The Company issued 4,475,000 shares from November 1998 through January 1999 when it operated under the name of Technology Systems International, Inc., or which 25,000 shares were canceled in September 2000 for non-performance. ITS had no significant operations until December 2000 when there was a change of control of ITS and the name was changed from Technology Systems International, Inc. to ITS Networks, Inc. The 4,475,000 shares are reflected as "Equity of shell stock in acquisition of Technology Systems International, Inc. ("TSYN")" in the 2001 fiscal year when the change of control occurred.

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


Revenue Recognition - Revenue from sales of telecommunication services is recognized during the period when the services are rendered.


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

13.  STOCK  OPTION  PLANS

During the year ended September 30, 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 2,500,000 shares of Common Stock for issuance under the Plan. The Employee Plan allows the Stock Plan Committee ("The Committee"), appointed by the Board of Directors, to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, and incentive stock options. The option price for shares of stock subject to a stock option shall be determined by the Committee, but in no case shall the option price of stock options be less than 85& of the fair market value of the Stock on the date of grant and in no event shall the option price of the ISO be less than 100% of the fair market value of the Stock on the date of grant. The stock options are exercisable after six months from the date of grant and not more than five years after the date of grant, and are exercisable only by the participants while actively retained as an employee or consultant by the Company. The ISO options are exercisable after six months from the date of grant and not more than ten years after the date of grant. The aggregate fair market value (at the time the ISO option is granted) of the stock with respect to ISO Options are exercisable for the first time by any participant during any calendar year shall not exceed $100,000. The Committee may also grant SAR's to participants in connection with stock options granted under the Plan. The plan terminates June 5, 2007.

During the year ended September 30, 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the "Consultant Plan"), which reserves 2,000,000 shares of Common Stock for issuance under the Plan. The Consultant Plan allows the Stock Plan Committee ("The Committee"), appointed by the Board of Directors, to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses. The option price for shares of stock subject to a stock option shall be determined by the Committee, but in no case shall the option price of stock options be less than 85& of the fair market value of the Stock on the date of grant. The stock options are exercisable after six months from the date of grant and not more than five years after the date of grant, and are exercisable only by the participants while actively retained as a consultant by the Company. The Committee may also grant SAR's to participants in connection with stock options granted under the Plan. The plan terminates March 27, 2007.

Following is a summary of the status of the Employee Plan and Consultant's Plan during FYE 2002:

                             Employee Plan           Consultant's Plan
                          -------------------       -------------------
                          Number of   Wtd Avg       Number of  Wtd Ave
                           Shares    Exercise        Shares    Exercise
                                      Price                     Price
                          ------     --------       -------   --------
Outstanding at 10/1/01         -     $      -             -   $      -
Granted                        -            -       632,000     63,200
Exercised                      -            -             -          -
Forfeited                      -            -             -          -
                          ------     --------       -------   --------
Outstanding at 9/30/02         -     $      -       632,000   $ 63,200
                          ======     ========       =======   ========

     The Company applies APB opinion 25 in accounting for the Employee Plan and the Consultant's Plan. Compensation cost charged to operations was $84,000 in 2002, which is the same amount that would have been charged to operations had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123.


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


April  17,  2003                           ITS  Networks  Inc.


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

April  17,  2003                               By:/s/  Gustavo  Gomez
                                               ---------------------------------
                                               Gustavo  Gomez
                                               Director,  President  and
                                               Treasurer, and  principal
                                               financial  and  principal
                                               accounting  officer

                                  EXHIBIT INDEX

23.1  Consent of Moore Stephens, P.C.
      independent  auditor              Consent  of  Moore  Stephens,  P.C.

23.2  Consent of Gray &
      Northcutt, PLLC
      independent  auditor              Consent of Gray & Northcutt, PLLC

99.3  Certification of Gustavo Gomez