Form 10QSB
period 2003-03-31
ITS NETWORKS INC
filed 2003-05-20
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization


    Edif. Marina Marbella, Severo Ochoa, 28, Planta 9, 29600 Marbella, Spain
                    (Address of principal executive offices)


                               011-34-95-276-8600
                               ------------------
                          (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,474,580 shares as of May 19, 2003.

     Transitional  Small Business Disclosure Format (check one):  Yes      No  X

                                ITS NETWORKS INC.
                                      INDEX


PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements:

Consolidated  Balance  Sheet  as  of  March  31,  2003                         2

Consolidated  Statements  of  Operations  for  the  three
months  and  six  months  ended  March  31,  2003,  and  2002                  3

Consolidated  Statements  of  Cash  Flows  for  the  six
months  ended  March  31,  2003,  and  2002                                    4

Notes  to  the  Consolidated  Financial  Statements                            5

Item  2.  Management's Discussion and Analysis or Plan of Operations

Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  on  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                ITS NETWORKS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                  (Unaudited)

                                     ASSETS

CURRENT  ASSETS:
  Cash  and cash equivalents                                      $     420,000
   Accounts  receivable,  net  of  allowance
     for  doubtful  accounts  of  $1,085,000                          1,278,000
  Inventory                                                             105,000
  Prepaid  expenses                                                      48,000
                                                                  -------------
      Total  current assets                                           1,851,000
                                                                  -------------

PROPERTY  AND  EQUIPMENT,  NET                                        1,435,000
                                                                  -------------

OTHER  ASSETS:
  Vendor  deposits                                                      406,000
  Goodwill                                                            1,085,000
                                                                  -------------

                                                                      1,491,000
                                                                  -------------

                                                                  $   4,777,000
                                                                  =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  and accrued expenses                         $   4,562,000
  Other  current  liabilities                                           893,000
  Loans  from  related  parties                                       1,113,000
  Deferred  income                                                    1,448,000
                                                                  -------------
      Total  current  liabilities                                     8,016,000
                                                                  -------------

LONG  TERM  DEBT
  Loans  from  related  parties                                         981,000
                                                                  -------------

      Total  long-term  debt                                            981,000
                                                                  -------------

STOCKHOLDERS'  DEFICIT:
  Preferred stock; par value of $0.001, 5,000,000 shares
    authorized,  no  shares  outstanding                                      -
  Common  stock;  par  value  of  $0.001,  50,000,000  shares
    authorized,  40,474,580  shares  outstanding                         41,000
  Additional  paid-in capital                                         6,863,000
  Less:  Prepaid  syndication  fees                                    (418,000)
  Less:  Stock  held  in  escrow                                       (913,000)
  Accumulated  (deficit)                                             (8,639,000)
  Effect  of  cumulative  translation  adjustment                    (1,154,000)
                                                                  -------------

      Total  stockholders'  (deficit)                                (4,220,000)
                                                                  -------------

                                                                  $   4,777,000
                                                                  =============

    The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      For three months ended    For six months ended
                                                           March 31,                  March 31,
                                                       2003         2002          2003          2002
                                                   ----------   ----------    ----------    ----------
SALES                                              $1,885,000   $  504,000    $2,812,000    $1,254,000

COST OF GOODS SOLD (exclusive of Depreciation
  shown  separately  below)                         1,210,000      341,000     1,877,000       912,000
                                                   ----------   ----------    ----------    ----------

GROSS  PROFIT                                         675,000      163,000       935,000       342,000

OPERATING  EXPENSES:
  Selling, general and administrative expenses      1,302,000      179,000     2,035,000       366,000
  Depreciation                                        113,000       10,000       165,000        15,000
  Bad  debt  expense                                    5,000       11,000        18,000        20,000
  Impairment  on goodwill                                   -            -     3,254,000             -
                                                   ----------   ----------    ----------    ----------

      Total  operating  expenses                    1,420,000      200,000     5,472,000       401,000
                                                   ----------   ----------    ----------    ----------

(LOSS)  FROM  OPERATIONS                             (745,000)     (37,000)   (4,537,000)      (59,000)
                                                   ----------   ----------    ----------    ----------

OTHER  INCOME  (EXPENSES):
  Interest  expense                                   (33,000)      (1,000)      (39,000)       (1,000)
  Non  operating  profit                                    -       19,000             -        19,000
                                                   ----------   ----------    ----------    ----------

                                                      (33,000)      18,000       (39,000)       18,000
                                                   ----------   ----------    ----------    ----------

(LOSS)  BEFORE  INCOME  TAXES                      $ (778,000)  $  (19,000)  $(4,576,000)   $  (41,000)
                                                   ==========   ==========   ===========    ==========

PROVISION  FOR  INCOME  TAXES                               -            -             -             -
                                                   ==========   ==========   ===========    ==========

NET  (LOSS)                                        $ (778,000)  $  (19,000)  $(4,576,000)   $  (41,000)
                                                   ==========   ==========   ===========    ==========

BASIC  EARNINGS  (LOSS)  PER  SHARE                $    (0.02)  $        -   $     (0.15)   $        -
                                                   ==========   ==========   ===========    ==========

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                  33,737,479   22,301,167    30,829,223    21,815,667
                                                   ==========   ==========   ===========    ==========

THE  COMPONENTS  OF  COMPREHENSIVE  LOSS:
  Net  (loss)                                     $  (778,000)  $  (19,000)  $(4,576,000)   $  (41,000)
  Foreign  currency  translation  adjustment         (335,000)           -    (1,154,000)      (40,000)
                                                  -----------   ----------   -----------    ----------

COMPREHENSIVE  (LOSS)                             $(1,113,000)  $  (19,000)  $(5,730,000)   $  (81,000)
                                                   ==========   ==========   ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                                ITS NETWORKS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          For six months ended
                                                               March  31,
                                                            2003         2002
                                                        ------------  ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                           $(4,576,000)  $ (41,000)
  Adjustments  to  reconcile  net  (loss)  to
    net  cash  used  in  operating  activities:
    Depreciation                                            165,000      15,000
    Bad  debt  expense                                       18,000      20,000
    Loss  on  impairment  on  goodwill                    3,254,000           -
    Decrease  (increase)  in  operating  assets:
      Accounts  receivable                                 (988,000)   (164,000)
      Inventory                                            (105,000)          -
      Prepaid  expenses                                     (32,000)     (1,000)
      Vendor  and  other  deposits                         (312,000)      6,000
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued liabilities          4,706,000    (148,000)
        Deferred  revenue  and deposits received          1,440,000      77,000
                                                        ------------  ----------

        Net  cash  (used  in)  operating  activities      3,570,000    (236,000)
                                                        ------------  ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchased  goodwill                                    (4,339,000)
  Purchase  of  property  and  equipment                 (1,381,000)     (1,000)
                                                        ------------  ----------

        Net cash (used in) investing activities          (5,720,000)     (1,000)
                                                        ------------  ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties                  3,554,000     231,000
  Loan  principal  payments  to  related  parties                 -     (24,000)
                                                        ------------  ----------

        Net cash provided by financing activities         3,554,000     207,000
                                                        ------------  ----------

EFFECT  OF EXCHANGE RATE                                 (1,032,000)     40,000
                                                        ------------  ----------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                         372,000      10,000

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF YEAR                                         48,000      12,000
                                                        ------------  ----------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  YEAR                                         $   420,000   $  22,000
                                                        ============  ==========

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
  Cash  paid  during  the  year  for:
    Interest                                            $    33,000   $       -
                                                        ============  ==========

SUPPLEMENTAL  DISCLOSURE  OF  NONCASH  TRANSACTIONS:
  Long-term  debt  converted  to  common  stock         $ 3,848,937   $ 720,000
                                                        ============  ==========















   The accompanying notes are an integral part of these financial statements.

                       ITS NETWORKS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited)


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

     In December 2002 the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") for for 1,986,525 shares of the Common Stock of the Company valued at 912,808 Euro and the assumption of approximately 2,200,000 Euro of net debt. The stock issuance is subject to guarantees made by Teleconnect shareholders that Teleconnect liabilities will not exceed 2,200,000 Euro. Management has not yet determined the amount, if any, of these shares which will ultimately be released.

     Upon completion of the acquisition, management determined that Teleconnect assets had been less and its liabilities more than believed based on due diligence. This resulted in the creation of $4,339,000 in goodwill associated with this acquisition. There is substantial doubt about the Company's ability to realize all of the goodwill associated with this acquisition. The Company does attribute substantial value to the Teleconnect branding and distributions systems. Therefore management elected to reserve $3,254,000 of this goodwill for financial reporting purposes as of December 31, 2002.

     Results for the six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-KSB for its fiscal year ended September 30, 2002.

     The Company is a provider of pre-paid telephone cards and other telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2.   GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     As shown in the financial statements, the Company incurred losses of $(4,576,000) and $(41,000) for the six months ended March 31, 2003 and 2002, respectively. In addition, the Company has incurred substantial losses since its inception. As of March 31, 2003, current liabilities exceed current assets by $6,165,000 and total liabilities exceed total assets by $4,220,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

     Management anticipates that it will be able to convert certain outstanding debt into equity and that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors. The current shareholders have shown their commitment to the Company by financially supporting the operations. During the six months ended March 31, 2002, $2,470,000 of debt was converted to equity. Furthermore, it anticipates that it will be able to achieve a profitable level of operations since it has completed the consolidation of its ITS Europe and Teleconnect operations.

     The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

3.   SIGNIFICANT  ACCOUNTING  POLICIES

     Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2003.

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

     Income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

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

     Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect, whose functional currencies are the Euro (formerly the Peseta), are generally translated into U.S. dollars at the March 31, 2003 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

4.   INCOME  TAXES

     The Company's wholly-owned subsidiaries, ITS Europe, S.L. and Teleconnect file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of ten years. For the year ended September 30, 2002, the available tax loss ITS Europe has accumulated is $2,744,000, which may be used to offset future taxable income. Teleconnect, which was acquired in December 2002, has available tax losses of approximately $10,000,000 as of December 31, 2002. The utilization of the loss expires in years from 2005 to 2012. The Company cannot use any of the tax losses of ITS Europe or Teleconnect to offset any future U.S. taxable income. The U.S. parent Company has net operating loss carry forwards totaling approximately $176,000, which is available to offset any future parent Company taxable income in the United States in years 2021 to 2022.

     The Company has a deferred tax asset principally due to net operating loss carry forwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company can not be assured at this time that it will be able to utilize these loss carryforwards.

5.   LITIGATION

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of March 31, 2003, the Company has accrued 224,000 Euro for the settlement of pending litigation.

6.   LOANS  PAYABLE

     At March 31, 2003, the Company has loans payable to related parties totaling $2,094,000, of which $1,113,000 have no maturity dates or repayment terms and are interest free. The remaining $981,000 is due November 25, 2004. Interest is to be computed and paid monthly at an interest rate of 9% per annum.

7.   ACQUISITION  OF  TELECONNECT

     Effective December 5, 2002, the Company acquired Teleconnect, a Spain-based telecom operator marketing prepaid telephone card services, to allow the Company to become more competitive in the Spain market by increasing sales, implementing new cost control procedures and minimizing redundancies. The acquisition involved an exchange for 1,986,525 shares of Common Stock of the Company and the assumption of approximately 2,200,000 Euros of Teleconnect net debt for substantially all of the outstanding stock of Teleconnect. In accordance with the terms of this agreement, the former Teleconnect shareholders made certain warranties about Teleconnect's net debt level at the date of acquisition. If Teleconnect had specified debts in excess of 2,200,000 Euro on the acquisition date, the former shareholders have agreed to reduce the number of shares they are entitled to receive by an amount that the specified debt exceeds 2,200,000 Euro. The shares will be valued at approximately .46 Euro per share for purposes of this reduction in shares to be issued. The 1,986,525 shares of the Company's Common Stock issued to the former stockholders of Teleconnect are to be held in escrow until November 14, 2003 at which time a final accounting will be made.

     For financial reporting purposes, the 1,986,525 shares of Common Stock has been valued at 913,000 Euro based on the stock price on November 11, 2002, the date of the agreement, and is shown as issued with an offset in the equity section to reflect the stock held in escrow since management has not yet determined the amount, if any, of these shares which will ultimately be released from escrow.

     Liabilities assumed exceeded assets by $4,339,000. The summarized assets and liabilities of Teleconnect on the acquisition date were as follows:

     Cash                                            $  210,000
     Accounts  receivable                               984,000
     Inventory                                          120,000
     Property  and  equipment,  net                   1,247,000
     Prepaid  assets                                     22,000
     Other  assets                                      288,000
                                                     ----------
                                                     $2,871,000
                                                     ==========

     Accounts  payable  and  accrued  expenses       $2,952,000
     Other  current  liabilities                      2,851,000
     Loans  from  related  parties                      233,000
     Deferred  income                                 1,174,000
                                                     ----------
                                                     $7,210,000
                                                     ==========

Since the liabilities assumed exceeded those previously estimated, it resulted in more goodwill than anticipated. There is substantial doubt about the Company's ability to realize all of the goodwill associated with the acquisition. An impairment test was performed based on the discounted value of anticipated future cash flows and $3,254,000 of the goodwill was determined to be impaired.

The result of operations of Teleconnect is included in the accompanying financial statements since date of acquisition. The following summarized pro forma (unaudited) information for the six months ended assumes the acquisition occurred on 10/01/01:

                                          March  31,  2003     March  31,  2002
                                          ----------------     ----------------
Net  sales                                   $3,669,000           $5,886,000
Cost  of  goods  sold                         2,332,000            4,496,000
                                             ----------           ----------

Gross  Profit                                 1,337,000            1,390,000
                                             ----------           ----------

Selling,  general  &  administrative          2,614,000            4,254,000
Depreciation                                    230,000              162,000
Bad  debt  expense                               18,000               61,000
Impairment  of  goodwill                      3,254,000                    -
                                             ----------           ----------

Total  operating  expense                     6,116,000            4,477,000
                                             ----------           ----------

Loss  from  operations                        4,779,000            3,087,000

Other  income  and  expenses                    (45,000)             (26,000)
                                             ----------           ----------

Net  loss                                    $4,824,000           $3,113,000
                                             ==========           ==========

Loss  per  share                             $    (0.15)          $    (0.13)
                                             ==========           ==========

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

RESULTS  OF  OPERATIONS

     ITS Networks Inc. (the "Company") was incorporated under the laws of the State of Florida on November 23, 1998. However, it did not conduct any significant operations until December 2000 when there was a change in control of the Company. The new controlling stockholders changed its corporate name from Technology Systems International, Inc. to ITS Networks Inc. and increased the authorized number of shares of common stock from 25,000,000 to 50,000,000 shares. In connection with the change of control of the Company in December 2000, the Company acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company that was organized in 1995. As a result, ITS Europe, S.L. ("ITS Europe") became a wholly owned subsidiary of the Company. In December 2002, ITS Networks formalized the purchase of Teleconnect Comunicaciones S.A., ("Teleconnect") a company focused on prepaid long distance services. For information concerning the Company's prior full fiscal year, the Company refers the reader to the financial statements provided in the previous Annual Report on Form 10-KSB filed its fiscal year ended September 30, 2002.

     This acquisition of Teleconnect has significantly expanded our pre-paid calling card business, and has also significantly increased our outstanding debt. As a result of the Teleconnect acquisition, ITS Europe's business activities have been absorbed by Teleconnect. As such, the postpaid business will be maintained since it represents approximately 25% of total revenues, however all marketing efforts will be focused on the prepaid business. Wi Fi and other internet related activities will be sold off or terminated.

COMPARISION OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES

     Sales for the three months ended March 31, 2003 increased 274% to $1,885,000 from $504,000 for the quarter ended March 31, 2002. These increases were due primarily to the growth in customer base and increased sales of telecommunications services arising from the purchase of Teleconnect. The
Teleconnect  addition  accounted  for  substantially  all  of  this  increase.

COST  OF  GOODS  SOLD/GROSS  MARGIN

     Cost of goods sold increased to $1,210,000, or 64% of revenues for the three months ended March 31, 2003, from $341,000 or 68% of revenues in the quarter ended March 31, 2002. This increase of $869,000 was primarily due to the expansion of business. The improvement in gross margin is the result of the better margins of the Teleconnect residential account business and improved buying processes.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have increased by $1,123,000 or 627% from $179,000 for the quarter ended March 31, 2002 to $1,302,000 for the quarter ended March 31, 2003. This increased is due primarily to the addition of the Teleconnect business and the additional costs associated with acquiring Teleconnect and consolidating its operations with those of ITS Europe as well as restructuring costs.

DEPRECIATION

     Depreciation expense increased by $103,000 from $10,000 in 2002 to $113,000 in 2003. This increase is due to inclusion in deprecations in 2003 of Teleconnects depreciable assets which include a substantial amount of telephone switching equipment and call tracking software.

BAD  DEBTS  EXPENSE

     Bad debts expense decreased by 55% from $11,000 to $5,000 during the three months period ended March 2002 and 2003, respectively. This decrease is a result of the Company's efforts to tighten its credit policies.

OTHER  INCOME  AND  EXPENSES

     Interest expense increased from $1,000 during the quarter ended March 31, 2002 to $33,000 for the quarter ended March 31, 2003. This increase is a result of borrowings incurred in connection with the Teleconnect acquisition. In addition during 2002, the Company enjoyed $19,000 in other income.


NET  LOSS

     Loss from operations for the quarter ended March 31, 2003, increased to $(778,000) from $(19,000) for the quarter ended March 31, 2002. This increase was primarily due to the additional selling, general and administrative costs associated with the acquisition of Teleconnect.

COMPARISION OF THE SIX MONTHS ENDED MARCH 31, 2003 TO THE SIX MONTHS ENDED MARCH 31, 2002


REVENUES

     Sales for the six months ended March 31, 2003 increased 124% to $2,812,000 from $1,254,000 for the six months ended March 31, 2002. These increases were due primarily to the growth in customer base and increased sales of telecommunications services as well as the purchase of Teleconnect in December of 2002. The Teleconnect addition accounted for substantially all of this increase.

COST  OF  GOODS  SOLD/GROSS  MARGIN

     Cost of goods sold increased to $1,877,000, or 67% of revenues for the six months ended March 31, 2003, from $912,000 or 73% of revenues in the six months ended March 31, 2002. This increase of $965,000 was primarily due to the expansion of business. The improvement in gross margin is the result of the better margins of the Teleconnect residential account business and improved buying processes.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have increased by $1,669,000 or 456% from $366,000 for the six months ended March 31, 2002 to $2,035,000 for the six months ended March 31, 2003. This increased is due primarily to the addition of the Teleconnect business and the additional costs associated with acquiring Teleconnect and consolidating its operations with those of ITS Europe.

DEPRECIATION

     Depreciation expense increased by $150,000 from $15,000 to $165,000 during the six months periods ended March 31, 2002 and 2003, respectively. This increase is due to inclusion in deprecations in 2003 of Teleconnect's depreciable assets which include a substantial amount of telephone switching equipment and call tracking software.

IMPAIRMENT  OF  GOOWILL

     During December of 2002, the Company wrote down goodwill acquired in connection with acquisition of Teleconnect by $3,254,000.

BAD  DEBTS  EXPENSE

     Bad debts expense decreased by 10% from $20,000 to $18,000 during the six months periods ended March 31, 2002 and 2003, respectively. This decrease is a result of the Company's efforts to tighten its credit policies.

OTHER  INCOME  AND  EXPENSES

     Interest expense increased from $1,000 during the six months ended March 31, 2002 to $39,000 for the quarter ended March 31, 2003. This increase is a result of borrowing incurred in connection with the Teleconnect acquisition. In addition during 2002 the Company enjoyed $19,000 in other income.

NET  LOSS

     Loss from operations for the six months ended March 31, 2003, increased to $(4,576,000) from $(41,000) for the six months ended March 31, 2002. This increase was primarily due to the impairment of goodwill of $3,254,000 incurred in connection with the Teleconnect acquisition along with additional selling, general and administrative costs associated with the acquisition of Teleconnect.


PLAN  OF  OPERATIONS  FOR  THE  COMPANY

One of the Company's main objectives for the current fiscal year is to complete the integration of ITS Europe S.L. and Teleconnect Comunicaciones S.A. E and in this way take maximum advantage of the synergies of both local Spanish companies. As of March 11, 2003, Mr. Nicholas Bruemmer assumed the position of managing director at Teleconnect and ITS Europe S.L. in this way freeing up Mr. Gomez to dedicate himself as president of the parent company, ITS Networks, to the search of new acquisitions, new investors or other new sources of capital. As of March 31, 2003, all clients of ITS Europe have been integrated with Teleconnect's client base, ITS Europe's assets have either been absorbed or sold off, and any outstanding creditors have either been liquidated or a payment arrangement has been agreed whereby Teleconnect ultimately assumes the debt left by ITS Europe S.L.

     In addition, another objective is to regain prepaid card market share that Teleconnect lost last year and in so doing aim to be increase prepaid card sales to over 1,000,000 euro monthly during the next six months. The Company will also eliminate all lines of business that are not profitable or that take up too much resources and in so doing, the Company will be able to focus on prepaid telephone card services. Hence, as of March 31, 2003, the company no longer offers in Spain, 906 (intelligent number service), internet access or web design and hosting, nor does it offer Wireless Fidelity ("WiFi") access.

     Cost reduction is a major objective for the company during this last quarter and it has further reduced staff another 25% by reducing 11 people and remaining with 34. In addition, the Company has set up international connections outside of Spain which allow it to send international traffic (long distance phone calls) at a significant reduction from previous costs using locally-based carriers.

     It is the Company's goal to acquire other similar telecommunications companies, primarily in Spain with the objective of adding more volume of business onto the existing infrastructure and improving positive Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA") faster. No other specific acquisitions are presently planned though initial conversations with other parties are underway.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Forward  Looking  Statements
----------------------------

     When  used  in  the  annual  report on Form 10-KSB and in our other filings with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result", "plans", "will continue", "is anticipated", "estimated", "expect", "project" or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below and in the Description of Business section of this annual report. We undertake no obligation to release publicly revisions we made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this annual report and/or attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.

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

Overview
--------

     We derive our revenues primarily from the sale of our long-distance pre-paid telephone cards. Our revenues and operating results have depended, and will continue to depend, upon the continued adoption and use of our products and services by consumers and small businesses. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

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

     No single customer accounted for more than 10% of our revenues during of the six months ended March 31, 2003. Domestic sales in Spain accounted for 100% of our revenues in each of the last two fiscal years.

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

     Stock-based compensation charges are recorded when the exercise price of an option or the sales price of stock is less than the fair value of the underlying Common Stock for awards to employees. We also record stock-based compensation charges when options are granted to non-employees. Compensation charges for non-employees are based on estimates of the underlying stock fair values. As of March 31, 2003, the Company has not granted any stock options, but the Company has issued Common Stock to consultants and professionals in exchange for services to the Company.

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

     At March 31, 2003, the Company had negative working capital of approximately $(6,165,000), compared to negative working capital of $(251,000) at March 31, 2002.

     The ability of the Company to satisfy its obligations and to finance its business plans will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowings, and in part upon its ability to reach a profitable level of operations. ITS anticipates that approximately 2,500,000 euro will be needed for funding its operations in terms of paying the negotiated and agreed debt payment plans. Management anticipates that this amount will be raised through various fund raising methods such as new investors, loans, leasing arrangements, sale of nonessential equipment, etc. This amount does not include any funds with acquisition to other companies.

     Management expects to incur a net loss from operations during its fiscal year ending September 30, 2003. However, we anticipate that the Company will not be operating at a loss after the nine month period ending June 30, 2003. We anticipate that ITS will be operating at a profit for its fiscal year ending September 30, 2004.

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

     The Company entered into an Equity Line of Credit Agreement dated June 18, 2002 (the "Agreement") with Cornell Capital Partners, LP ("Cornell"). The

Agreement provides for Cornell to commit to purchase up to an aggregate of $10,000,000 (U.S.) of the Common Stock of the Company, not to exceed 9.9% of the then total issued and outstanding shares of Common Stock of the Company, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement. Upon written notice from the Company, Cornell is committed to purchase Common Stock of the Company at a purchase price equal to 95% of the then current market closing bid prices. Market price is defined to mean the lowest bid price for the Common Stock during the five preceding trading days during a pricing period (the date following the notice from the Company) to Cornell. On September 27, 2002, the Company issued 1,026,316 shares of Common Stock for syndication fees for this equity line of credit. In addition, in connection with the Equity Line of Credit Agreement, we issued 26,316 shares of our Common Stock to Westrock Advisors, Inc. ("Westrock") as a placement agent fee. For financial reporting purposes, these shares were valued at $418,000, which were treated as additional paid in capital with an offset to a contra additional paid in capital account. No capital was raised in the fiscal year ended September 30, 2002. As of March 31'st, 2003, this line of credit has not become available as the shares covered under this equity line of credit have not been registered with the Security and Exchange Commission. The shares of Common Stock and warrants of the Company to be issued to Cornell and underwriters are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933 (File No. 333-100549). The company has withdrawn its SB2 registration statement due to poor market conditions.

     With respect to the Equity Line of Credit, the Company cannot predict at this time whether it will draw down or not during 2003. This depends greatly on the evolution of the current market conditions as well as the Company's return to breakeven.

     On December 5, 2002, the Company acquired Teleconnect Comunicaciones, S.A., ("Teleconnect") a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain. The Company agreed to issue up to 3,000,000 shares of its restricted common stock to the shareholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933. The Company also agreed to inject into Teleconnect 2,200,000 euro which was used to cancel approximately 5,500,000 euro of existing debt. In order to pay this approximately 2,200,000 euro, the Company sold its common stock and/or borrowed additional funds from investors to procure up to $3 million to pay such debts and for working capital.

As of the date of this filing, 3,200,000 euro have been injected into the Company for the procurement of Teleconnect and for current operating losses. The funds have been received from private investors. Of this amount, 1,700,000 euro has been capitalized and the balance 1.500,000 euro is still being treated as loans.

                          PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

     The Company is engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings, if any, is not expected to be material to the Company's financial position or results of operations.

Item  2.  Changes  in  Securities

     During February 2003, the following stockholders of the Company converted loans they had made to the Company of approximately $2,470,000 into 13,474,185 shares of restricted Common Stock in reliance upon Regulation S under the Securities Act of 1933, as amended, which were issued to Geeris Holding Nederland B.U. (5,000,000 shares), WKC Greenwoud (6,272,000 shares), Smithoak Properties (12,735 shares), and Talgon Corporation (2,168,750 shares).

     During March 2003, the Company issued 1,986,525 shares of restricted common stock to the approximately 64 exchanging stockholders and debt holders of Teleconnect Communicaciones, S.A. (("Teleconnect") acquired by the Company in December 2002, in reliance upon Regulation S under the Securities Act of 1933, as amended. The Common Stock issued regarding the acquisition of Teleconnect is being held in escrow subject to the terms of the Private Stock Swap Agreement dated November 11, 2002 regarding the acquisition of Teleconnect.

Item  3.  Defaults  Upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matter was submitted to a vote of the security holders of the Company during the three month period ended March 31, 2003.

Item  5.  Other  Information

     As of March 31, 2003 sales fell short of the established objective and no bonus was paid out to Mr. Nicholas Bruemmer in accordance with his consulting agreement.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  EXHIBITS

     None.

     (b)  REPORTS  ON  FORM  8-K

     During the fiscal quarter ended March 31, 2003 a Form 8-K dated March 11, 2003 was filed to announce the fact that Mr. Bruemmer took over the legal and operational responsibilities of ITS Europe S.L. and Teleconnect Communicaciones,S.A. in Spain; in this way substituting Mr. Gomez leaving him additional time to pursue more "corporate" related activities as President of ITS Networks. This Form 8-K also announced that Mr. Martin Becerra had been terminated as the principal financial and accounting officer of the Registrate and its subsidiaries of the Registrant, but may continue to provide services to the Registrant as a consultant.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ITS  NETWORKS  INC.

Date:  May  20,  2003              By:  /s/  Gustavo  Gomez
                                   ---------------------------------------------
                                   Gustavo  Gomez,
                                   President,  Principal  Financial  Officer,
                                   and  Principal  Accounting  Officer