Form 10QSB
period 2003-06-30
ITS NETWORKS INC
filed 2003-08-19
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

    Edif. Marina Marbella, Severo Ochoa 28, Planta 9, 29600 Marbella, Spain
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,510,003 shares.

    Transitional  Small  Business  Disclosure  Format (check one): Yes     No X
                                                                      ---    ---

                                ITS NETWORKS INC.
                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed Consolidated Financial  Statements:

            Condensed Consolidated Balance  Sheet  as  of  June  30,  2003

            Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2003, and 2002

            Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002

            Notes  to  the Condensed Consolidated Financial  Statements

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

Item  3.  Defaults  on  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                ITS NETWORKS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                  (Unaudited)

                                     ASSETS

CURRENT  ASSETS:
  Cash  and  cash  equivalents                                    $     192,000
  Accounts  receivable,  net  of  allowance
    for doubtful accounts of $1,088,000                               1,755,000
  Inventory                                                             155,000
  Prepaid  expenses                                                     136,000
                                                                  -------------
        Total  current  assets                                        2,238,000
                                                                  -------------

PROPERTY  AND  EQUIPMENT,  NET                                        1,299,000
                                                                  -------------

OTHER  ASSETS:
  Vendor  deposits                                                      321,000
                                                                  -------------

                                                                  $   3,858,000
                                                                  =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  and  accrued expenses                        $   4,251,000
  Other  current  liabilities                                         1,651,000
  Loans  from  related  parties                                         789,000
  Deferred  income                                                    1,938,000
                                                                  -------------

        Total  current  liabilities                                   8,629,000
                                                                  -------------

LONG  TERM  DEBT
  Loans  from  related  parties                                       1,053,000
                                                                  -------------

        Total  long-term  debt                                        1,053,000
                                                                  -------------

 STOCKHOLDERS'  DEFICIT:
  Preferred  stock;  par  value  of  $0.001,  5,000,000  shares authorized,  no  shares  outstanding
  Common  stock;  par  value  of  $0.001, 100,000,000  shares
    authorized,  41,584,580  shares  outstanding                         42,000
  Additional  paid-in  capital                                        7,104,000
  Less:  Prepaid  syndication  fees                                    (418,000)
  Less:  Stock  held  in  escrow                                       (913,000)
  Accumulated  (deficit)                                            (10,367,000)
  Effect  of  cumulative  translation  adjustment                    (1,272,000)
                                                                  -------------

        Total  stockholders'  (deficit)                              (5,824,000)
                                                                  -------------

                                                                  $   3,858,000
                                                                  =============

    The accompanying notes are an integral part of these financial statements.

                                ITS NETWORKS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                      For three months ended      For the nine months ended
                                             June 30,                     June 30,
                                       2003            2002          2003            2002
                                  ------------   -------------   ------------   ------------
SALES                             $  2,125,000   $     471,000   $  4,937,000   $  1,725,000

COST  OF  GOODS  SOLD  (exclusive
  of  Depreciation  shown
  separately  below)                 1,408,000         334,000      3,285,000       1,246,000
                                  ------------   -------------   ------------   -------------

GROSS  PROFIT                          717,000         137,000      1,652,000         479,000
                                  ------------   -------------   ------------   -------------

OPERATING  EXPENSES:
  Selling,  general  and
    administrative  expenses         1,183,000         834,000      3,218,000       1,200,000
  Depreciation                         136,000          11,000        301,000          26,000
  Bad  debt  expense                     3,000         147,000         21,000         148,000
  Impairment  on  goodwill           1,085,000               -      4,339,000               -
                                  ------------   -------------   ------------   -------------

        Total operating expenses     2,407,000         992,000      7,879,000       1,374,000
                                  ------------   -------------   ------------   -------------

(LOSS)  FROM  OPERATIONS            (1,690,000)       (855,000)    (6,227,000)       (895,000)
                                  ------------   -------------   ------------   -------------

OTHER  INCOME  (EXPENSES):
  Interest  expense                    (38,000)         (5,000)       (77,000)         (6,000)
  Non  operating  profit                     -          19,000              -               -
                                  ------------   -------------   ------------   -------------

                                       (38,000)         14,000        (77,000)         (6,000)
                                  ------------   -------------   ------------   -------------

(LOSS)  BEFORE  INCOME  TAXES     $ (1,728,000)  $    (841,000)  $ (6,304,000)  $    (901,000)

PROVISION  FOR  INCOME  TAXES                -               -              -               -
                                  ------------   -------------   ------------   -------------

NET  (LOSS)                       $ (1,728,000)  $    (841,000)  $ (6,304,000)  $    (901,000)
                                  ============   =============   ============   =============

 BASIC EARNINGS (LOSS) PER SHARE  $      (0.04)  $       (0.04)  $      (0.18)  $       (0.04)
                                  ============   =============   ============   =============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT SHARES OUTSTANDING     40,968,045      24,021,788     34,168,567      22,706,048
                                  ============   =============   ============   =============

THE COMPONENTS OF COMPREHENSIVE
  LOSS:
    Net (loss)                    $ (1,728,000)  $    (841,000)  $ (6,304,000)  $    (901,000)
    Foreign  currency
    translation  adjustment           (118,000)        (88,000)   $(1,272,000)        (48,000)
                                  ------------   -------------   ------------   -------------

COMPREHENSIVE  (LOSS)             $ (1,846,000)  $    (929,000)  $ (7,576,000)  $    (949,000)
                                  ============   =============   ============   =============


    The accompanying notes are an integral part of these financial statements.

                                ITS NETWORKS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  Page 1 of 2

                                                        For nine months ended
                                                               June 30,
                                                          2003          2002
                                                      ------------  ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                         $(6,304,000)  $  (901,000)
  Adjustments  to  reconcile  net  (loss)  to
    net  cash  used  in  operating  activities:
      Depreciation                                        301,000        26,000
      Bad  debt  expense                                   21,000       167,000
      Non  cash expenditures paid with stock               24,000       370,000
      Loss  on  impairment  on  goodwill                4,339,000             -
    Decrease  (increase)  in  operating  assets:
      Accounts  receivable                             (1,468,000)      (80,000)
      Inventory                                          (155,000)            -
      Prepaid  expenses                                  (120,000)       (1,000)
      Vendor  and  other  deposits                       (227,000)      (77,000)
    Increase  (decrease)  in  operating  liabilities:
      Accounts payable and accrued liabilities          5,153,000      (153,000)
      Deferred  revenue  and deposits received          1,930,000             -
                                                      -----------   -----------

        Net cash (used in) operating activities         3,494,000      (649,000)
                                                      -----------   -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchased  goodwill                                  (4,339,000)            -
  Purchase  of  property  and  equipment               (1,381,000)      (72,000)
                                                      -----------   -----------

        Net cash (used in) investing activities        (5,720,000)      (72,000)
                                                      -----------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties                3,520,000       810,000
  Proceeds  from  sale  of  common  stock                       -        11,000
                                                      -----------   -----------

        Net cash provided by financing activities       3,520,000       821,000
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE                                (1,150,000)      (48,000)
                                                      -----------   -----------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                       144,000        52,000

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF YEAR                                       48,000        12,000
                                                      -----------   -----------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  YEAR                                       $   192,000   $    64,000
                                                      ===========   ===========


    The accompany notes are an integral part of these financial statements.

                               ITS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  Page 2 of 2

                                                        For nine months ended
                                                               June 30,
                                                          2003          2002
                                                      ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash  paid  during  the  year  for:
    Interest                                          $    77,000   $    (1,000)
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Long-term  debt  converted  to  common  stock       $ 4,067,000   $ 1,465,000
                                                      ===========   ===========

  Stock  issued  for  services                        $    24,000   $   370,000
                                                      ===========   ===========
















      The accompanying notes are an integral part of these financial statements.

                       ITS NETWORKS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                  (Unaudited)


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

     In December 2002 the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") for up to 3,000,000 shares of the Common Stock of the Company valued at 1,378,500 Euros and the assumption of approximately 2,200,000 Euros of net debt. At June 30, 2003, 1,986,525 shares have been issued with an additional 938,603 shares pending as exchange for 1,348,000 euros debt of outstanding loans from previous Teleconnect shareholders. It is expected that this debt for equity exchange will be carried out before the end of September 2003 in order to comply with the purchase contract of November 11, 2002. The stock issuance is subject to guarantees made by Teleconnect shareholders that Teleconnect liabilities will not exceed 2,200,000 Euro. As per the Teleconnect purchase agreement dated November 11, 2002, management will review in detail, during November 2003, the actual state of Teleconnect's debts and liabilities and determine what amount of this stock presently held in escrow will be released.

     Upon completion of the acquisition, management determined that Teleconnect assets had been less and its liabilities more than believed based on due diligence. This resulted in the creation of $4,339,000 in goodwill associated with this acquisition. There is substantial doubt about the Company's ability to realize all of the goodwill associated with this acquisition. During the three months ended June 30, 2003, management determined the Company was unable to obtain the level of operating profits provided for in its business plan; thus, management has elected to impair the $4,339,000 goodwill for financial reporting purposes as of June 30, 2003.

     Results for the nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-KSB for its fiscal year ended September 30, 2002.

     The Company is a provider of pre-paid telephone cards and other telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2.  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     As shown in the accompanying financial statement, the Company incurred losses of $(6,304,000) and $(901,000) for the nine months ended June 30, 2003 and 2002, respectively. In addition, the Company has incurred substantial losses since its inception. As of June 30, 2003, current liabilities exceed current assets by $6,391,000 and total liabilities exceed total assets by $5,824,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

     Management anticipates that it will be able to convert certain outstanding debt into equity and that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors. The current shareholders have shown their commitment to the Company by financially supporting the operations. During the nine months ended June 30, 2003 $4,067,000 of debt was converted to equity. Furthermore, it anticipates that it will be able to achieve a profitable level of operations since it has completed the consolidation of ITS Europe and Teleconnect operations. Management expects to finalize the legal consolidation of ITS Europe into Teleconnect by October 20, 2003.

     The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

3.  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2003.

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

     Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect, whose functional currencies are the Euro (formerly the Peseta), are generally translated into U.S. dollars at the June 30, 2003 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

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

5.  LITIGATION

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of June 30, 2003, the Company has accrued 225,000 Euros for the settlement of pending litigation.

6.  LOANS  PAYABLE

     At June 30, 2003, the Company has loans payable to related parties totaling $1,842,000, of which $789,000 have no maturity dates or repayment terms and are interest free. The remaining $1,053,000 is due November 25, 2004. Interest is to be computed and paid monthly at an interest rate of 9% per annum.

7.  ACQUISITION  OF  TELECONNECT

     Effective December 5, 2002, the Company acquired Teleconnect, a Spain-based telecom operator marketing prepaid services, to allow the Company to become more competitive in the Spain market by increasing sales, implementing new cost control procedures and minimizing redundancies. The acquisition involved an exchange of up to 3,000,000 shares of Common Stock of the Company and the assumption of approximately 2,200,000 Euros of Teleconnect net debt for substantially all of the outstanding stock of Teleconnect. At June 30. 2003, 1,986,525 shares have been issued with an additional 938,603 shares pending as exchange for 1,348,000 euros debt of outstanding loans from previous Teleconnect shareholders. It is expected that this debt for equity exchange will be carried out before the end of September 2003 in order to comply with the purchase contract of November 11, 2002.

     In accordance with the terms of this agreement, the former Teleconnect shareholders made certain warranties about Teleconnect's net debt level at the date of acquisition. If Teleconnect had specified debts in excess of 2,200,000 Euros on the acquisition date, the former shareholders have agreed to reduce the number of shares they are entitled to receive by an amount that the specified debt exceeds 2,200,000 Euros. The shares will be valued at approximately .46 Euros per share for purposes of this reduction in shares to be issued. The up to 3,000,000 shares of the Company's Common Stock issued to the former stockholders of Teleconnect are to be held in escrow until November 14, 2003 at which time a final accounting will be made.

     Management will decide in November 2003 whether the specified debts will exceed the value assigned to the 3,000,000 shares of stock held in escrow in order to determine what amount of the stock will be released. For financial reporting purposes, the 1,986,525 shares of Common Stock has been valued at 913,000 Euros based on the stock price on November 11, 2002, the date of the agreement, and is shown as issued with an offset in the equity section..

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
                                                  ----------
                                                  $7,210,000
                                                  ==========

Since the liabilities assumed exceeded those previously estimated, it resulted in more goodwill than anticipated. There is substantial doubt about the Company's ability to realize all of the goodwill associated with the acquisition. An impairment test was performed based on the discounted value of anticipated future cash flows and $3,254,000 of the goodwill was determined to be impaired at December 31, 2002. During the three months ended June 30, 2003, management determined that the remaining goodwill of $1,085,000 was impaired and should be charged to expense. This impairment is a result of the Company's inability to obtain the level of operating profit provided for in its business plan.

The result of operations of Teleconnect is included in the accompanying financial statements since date of acquisition. The following summarized pro forma (unaudited) information for the nine months ended June 30, 2003 assumes the acquisition occurred on October 1, 2001:

                                       June  30,  2003           June  30,  2002
                                                                     Pending
                                       ---------------          ----------------
Net  sales                                $5,794,000               $5,886,000
Cost  of  goods  sold                      3,740,000                4,496,000
                                          ----------               ----------
Gross  Profit                              2,054,000                1,390,000
                                          ----------               ----------

Selling,  general  &  administrative       3,797,000                4,254,000
Depreciation                                 366,000                  162,000
Bad  debt  expense                            21,000                   61,000
Impairment  of  goodwill                   4,339,000                        -
                                          ----------               ----------

Total  operating  expense                  8,523,000                4,477,000
                                          ----------               ----------

Loss  from  operations                    (6,469,000)              (3,087,000)

Other  income  and  expenses                 (83,000)                 (26,000)
                                          ----------               ----------

Net  loss                                $(6,552,000)             $(3,113,000)
                                         ===========              ===========

Loss  per  share                         $     (0.19)             $     (0.13)
                                         ===========              ===========

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

RESULTS  OF  OPERATIONS

     Prior to December 2000, the Company was a development stage technology company and had no revenues. After the Company's acquisition of ITS Europe, S.L. ("ITS Europe"), through a share exchange agreement entered on December 22, 2000, the Company's previous business plan was implemented. For information concerning the Company's prior full fiscal year, the Company refers the reader to the financial statements provided in its previous annual report on Form
10-KSB  filed  for  its  fiscal  year  ended  September  30,  2002.

     On December 22, 2000, the Company acquired 100% ownership of ITS Europe, S.L., a telecommunications company based in Malaga, Spain. ITS Europe is a provider of various telecommunications services and products primarily within Spain; all of the operations of ITS Europe were founded prior to the deregulation of the telecommunications industry in Spain in 1998.

     Effective November 11, 2002, the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") based in Marbella, Spain, in exchange for up to 3,000,000 shares of the Common Stock of the Company. At June 30, 2003, only 1,986,525 shares have been issued pending an additional 938,603 shares to be issued in as exchange for 1,348,000 euros debt of outstanding loans from previous Teleconnect major shareholders. It is expected that this debt for equity exchange will be carried out before the end of September 2003 in order to comply with the Change carrier to carried purchase contract of November 11, 2002. Teleconnect is a provider of pre-paid telephone cards.

COMPARISON  OF  THE  THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002

     We incurred a $(1,728,000) net loss for the three months ended June 30, 2003 as compared to a net loss of $(841,000) during the comparable period in 2002. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

     Sales for the three months ended June 30, 2003, increased 351% to $2,125,000 from $471,000 for the quarter ended June 30, 2002. This increase in revenues is attributable primarily to our acquisition of Teleconnect in November 2002.

COST  OF  GOODS  SOLD

     Cost of goods sold increased to $1,408,000, or 66% of the revenues for the three months ended June 30, 2003 from $334,000 or 71% of revenue during the same period in 2002. This increase of $1,074,000 was primarily due tot he expansion of business. The improvement in gross margin is the result of the better margins of the Teleconnect residential account business and improved buying processes.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have increased by $349,000 or 42% from $834,000 for the quarter ended June 30, 2002 to $1,183,000 for the quarter ended June 30, 2003. This increased is due primarily to the addition of the Teleconnect business.

DEPRECIATION

     Depreciation expense increased by $125,000 from $11,000 during the quarter ended June 30, 2002 to $136,000 for the quarter ended June 30, 2003. This increase is due to the inclusion in deprecations in 2003 of Teleconnect's depreciable assets which include a substantial amount of telephone switching equipment and call tracking software.

BAD  DEBTS  EXPENSE

     Bad debts expense decreased by 98% from $147,000 to $3,000 during the three months ended June 2002 and 2003, respectively. This decrease is a result of the Company's efforts to tighten its credit policies.

IMPAIRMENT OF GOODWILL

     During the quarter ended June 30, 2003, the Company recognized an impairment loss of $1,085,000 associated with the write down of goodwill acquired with the Teleconnect acquisition. The Company had no impairment loss during the same period in 2002.

OTHER  INCOME  AND  EXPENSES

     Interest expense increased from $5,000 during the quarter ended June 30, 2002 to $38,000 for the quarter ended June 30, 2003. This increase is a result of borrowings incurred in connections with the Teleconnect acquisition. In addition, the Company enjoys $19,000 in other income during 2002.

COMPARISON  OF  THE  NINE  MONTHS  ENDED  JUNE  30,  2003  AND  2002

     We incurred a net loss of $(6,304,000) for the nine months ended June 30, 2003 as compared to a net loss of $(901,000) for the comparable period in 2002. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

     Sales for the nine months ended June 30, 2003, increased by 186% to $4,937,000 from $1,725,000 for the nine months ended comparable period in June 30, 2002. These increases were due primarily to the growth in customer base and increased sales of telecommunications services as well as the purchase of Teleconnect in December of 2002. The Teleconnect addition accounted for substantially all of this increase.

COST  OF  GOODS  SOLD

     Cost of goods sold increased to $3,285,000, or 67% of revenues for the nine months ended June 30, 2003, from $1,246,000 or 72% of revenues in the nine months ended June 30, 2002. This increase of $2,039,000 was primarily due to the expansion of business. The improvement in gross margin is the result of the better margins of the Teleconnect residential account business and improved buying processes.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have increased by $2,018,000 or 268% from $1,200,000 for the nine months ended June 30, 2002 to $3,218,000 for the nine months ended June 30, 2003. This increased is due primarily to the addition of the Teleconnect business and the additional costs associated with acquiring Teleconnect and consolidating its operations with those of ITS Europe.

DEPRECIATION

     Depreciation expense increased by $275,000 from $26,000 to $301,000 during the nine months periods ended June 30, 2002 and 2003, respectively. This increase is due to the inclusion in deprecations in 2003 of Teleconnect's depreciable assets which include a substantial amount of telephone switching equipment and call tracking software.

BAD  DEBTS  EXPENSE

     Bad debts expense decreased by 93% from $148,000 to $21,000 during the nine months periods ended June 30, 2002 and 2003, respectively. This decrease is a result of the Company's efforts to tighten its credit policies.

IMPAIRMENT  OF  GOODWILL

     During the quarters ending December, 2002 and June 30, 2003, the Company wrote down goodwill acquired in connection with acquisition of Teleconnect by $3,254,000 and $1,085,000, respectively. This impairment is a result of the Company's inability to obtain the levels of operating principles provided for in its business plan. The Company had no impairment loss in 2002.

OTHER  INCOME  AND  EXPENSES

     Interest expense increased from $6,000 during the nine months ended June 30, 2002 to $77,000 for the nine months ended June 30, 2003. This increase is a result of borrowing incurred in connection with the Teleconnect acquisition. In addition, the Company enjoyed $19,000 in other income during 2002.

PLAN  OF  OPERATIONS  FOR  THE  COMPANY

     Since the approval of the new business plan by the Board in early June 2003, the Company has taken the necessary steps to comply with the actions defined. As such, it has increased debt and looked for additional debt/equity funding. The services have been redefined as a part of a new marketing mix and certain services relaunched with a new image and brand name associated with the pre-paid telephone card business of Teleconnect.

     ITS is currently in the process of reinforcing its sales force, further reducing its operating costs and improving margins on sales. The new budget has a section for marketing and further expanding brand name and image of Teleconnect.

     One of the Company's main objectives for the current fiscal year is to complete the integration of ITS Europe S.L. and Teleconnect Comunicaciones S.A. and in this way take maximum advantage of the synergies of both local Spanish companies.

     As of June 30, 2003, all clients of ITS Europe have been integrated with Teleconnect's client base, ITS Europe's assets have either been absorbed or sold off, and any outstanding creditors have either been liquidated or a payment arrangement has been agreed whereby Teleconnect ultimately assumes the debt left by ITS Europe S.L. Steps are being taken to legally dissolve ITS Europe S.L. into Teleconnect where the latter would assume the former's assets and liabilities.

     In addition, another objective is to regain prepaid card market share that Teleconnect lost last year and in so doing aim to increase prepaid card sales by more than 1,000,000 euro monthly during the next six months. The Company will also eliminate all lines of business that are not profitable or that use too many resources and in so doing, the Company will be able to focus on prepaid telephone card services. Hence, as of June 30, 2003, the company no longer offers in Spain, 906 (intelligent number service), internet access or web design and hosting, nor does it offer Wireless Fidelity ("WiFi") access.

     Cost reduction is a major objective for the company during this last quarter and it has further reduced staff another 10% by reducing 3 more people and remaining with 31. In addition, the Company has set up international connections outside of Spain which allow it to send international traffic (long distance phone calls) at a significant reduction from previous costs using locally-based carriers.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     General.  The  principal  shareholders  of  the  Company  have  made verbal commitments  for  additional  financing  to  the  Company  in  order to fund its strategic  plan.  Despite  that,  there  can be no assurance that any additional financing would be available in a timely manner, or if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

     During the three months ended June 30, 2003, the Company put on hold its Equity Line of Credit Agreement dated June 18, 2002, as amended, with Cornell Capital Partners. The Company is currently negotiating the sale of a $1,000,000 (U.S.) convertible note with Cornell Capital Partners.

Item  3.     Controls  and  Procedures

     The Company's President and is Chief Operating Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     The following sets forth a description of all unregistered sales and issuances of the Company's securities during the three month period ended June 30, 2003, covered by this report. The Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

     On May 20, 2003, the Company issued 1,060,000 shares of restricted Common Stock to Geeris Holding Nederland, B.V., a company owned by Leonardo Geeris, a director of the Company, to convert a debt owed to it by the Company of 200,000 Euros into Common Stock of the Company, in reliance upon exemptions provided for in Regulation S under the Securities Act of 1933, as amended.

Item  3.  Defaults  Upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matter was submitted to a vote of the security holders of the Company during the three month period ended June 30, 2003.

Item  5.  Other  Information

     During May 2003, the Company moved its principal executive offices from Madrid, Spain to Marbella, Spain.

     On May 12, 2003, Herman de Haas and Leonardus Geeris were appointed as directors of the Company to fill vacancies on the Board of Directors.

     On May 27, 2003, Herman de Haas was appointed by the Board of Directors as the Executive Vice President and Chief Operating Officer of the Company.

     On June 30, 2003 at the Teleconnect shareholders meeting, it was voted to accept Mr. Nicholas von Bruemmer's resignation from any administrative role at Teleconnect Comunicaciones S.A. At this meeting, Mr. Herman de Haas was named new CEO of Teleconnect Comunicaciones S.A.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  EXHIBITS

     31     Certificate  of  Gustavo  Gomez

     31.1   Certificate  of  Herman  de  Haas

     32     Certificate  of  Gustavo  Gomez

     32.1   Certificate  of  Herman  de  Haas


(b)  REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ITS  NETWORKS  INC.

Date:  August  19,  2003           /s/  Gustavo  Gomez
                                   ------------------------------------
                                   Gustavo  Gomez,  President,


                                   /s/  Herman  de  Haas
                                   ------------------------------------
                                   Herman de Haas, Executive Vice President, Chief Operating Officer and principal accounting  and  financial  officer