Form 10KSB
period 2003-09-30
ITS NETWORKS INC
filed 2004-01-30
CIK 1101688

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

                  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 2003

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

                        Commission File Number: 0-30611

                                ITS Networks Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Florida                                   52-2137517
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    Edif. Marina Marbella, Severo Ochoa 28, Planta 9, 29600 Marbella, Spain
                    (Address of principal executive offices)

Issuer's  telephone  number,  including  area  code:  011-34-95-276-8600

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      N/A                                               N/A

         Securities registered under Section 12(g) of the Exchange Act:

                          common stock, par value $.001

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year: $6,498,000

     The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of September 30, 2003: Common stock, $.001 par value: $16,497,165

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

     The number of shares of the registrant's common stock outstanding as of September 30, 2003: 22,420,278 (post-split) shares.

     Documents  incorporated  by  reference:  None

     Transitional  Small  Business  Disclosure  Format:

                        Yes [ ]    No  [X]

                                TABLE OF CONTENTS


PART  I

Item  1.   Description  of  Business                                           4

Item  2.   Description  of  Property                                          18

Item  3.   Legal  Proceedings                                                 18

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders        18

PART  II

Item  5.   Market  for  Common  Equity  and  Other  Stockholder  Matters      18

Item  6.   Managements' Discussion and Analysis or Plan of Operations         20

Item  7.   Financial  Statements                                              25

Item  8.   Changes  in  and  Disagreements  with  Accountants
           on Accounting and  Financial  Disclosure                           25

PART  III

Item  9.   Directors  and  Executive  Officers  of  Registrant                25

Item  10.  Executive  Compensation                                            26

Item  11.  Security  Ownership  of  Certain  Beneficial
           Owners  and Management and  Related  Stockholder  Matters          28

Item  12.  Certain  Relationships  and  Related  Transactions                 30

Item  13.  Exhibits  and  Reports  on  Form  8-K                              30

Item  14.  Controls  and  Procedures                                          31

Financial  Statements                                                         32

Signatures                                                                    34

Exhibit  Index                                                                35

                                     PART I

Item  1.   Description  of  Business.
           --------------------------

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

     On December 15, 2002, the Company consummated a stock exchange agreement with the majority stockholders of Teleconnect Comunicaciones, S.A. ("Teleconnect"), a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain. The Company agreed to issue up to 1,500,000 shares, after effect of 1 for 2 reverse stock split, of its restricted common stock to the stockholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933 and also agreed to assume and pay up to approximately 2,200,000 Euro of the outstanding debts of Teleconnect; during September 2003, the Company agreed to the issuance of a total of 2,500,000 post split shares of its Common Stock to the stockholders of Teleconnect to resolve disputes regarding the Stock Exchange Agreement. During the 2003 fiscal year, the operating activities of ITS Europe S.L. was assumed by Teleconnect. As a result, substantially all of the operations of the Company are conducted by Teleconnect which are primarily comprised of pre-paid and post-paid telephone services in Spain.

     The Company is engaged in the telecommunication industry in Spain and offers telecommunications services for home and business use.

     During the 2003 fiscal year, ITS Networks increased its authorized number of shares of Common Stock from 50,000,000 to 100,000,000 shares.

Telecommunication  Industry  in  Spain
--------------------------------------

     Full deregulation was instituted in Spain on December 1, 1998, almost a year behind most other countries in western Europe, but since that time many companies have entered the market providing end users with a variety of services and competitive offers. A limited number of operators have traditionally dominated the European telecommunications market. In Spain, the principal operator has been, and still is, Telefonica S.A.

     In order to offer telecommunications services in Spain, a company must apply for the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. ITS Europe S.L. (wholly owned by ITS Networks Inc.) possesses an "A" type authorization to resell telecommunications services and as such cannot build its own infrastructure. Hence, ITS Europe is a reseller of telecommunications products and services. ITS Europe can also act as a VISP (virtual ISP) reselling Internet Access from actual Internet service providers. Teleconnect does have a Carrier "A" license and as such can build out its own infrastructure.

     Long distance services in Spain have become very competitive since 1999 and as such prices have been reduced considerably. Teleconnect focuses primarily on offering inexpensive international calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service, Teleconnect resells the long distance services from UNI2

(France Telecom subsidiary in Spain). UNI2 has a carrier license in Spain, has its own infrastructure as well as direct international connections to other carriers. Teleconnect depends primarily on its relationship with UNI2 such that any failure in service from UNI2 would affect all of its customers of long distance calling.

     Several new companies entered the Spanish market in recent years on the wave of new technologies such as LMDS and UMTS. The former was intended as an alternative to Telefonica's local loop while the latter supposedly offered more advanced services for mobile users. Today, due to the current market conditions, a lack of clients, or problems with the technologies, many of these companies have either folded, joined together or left their business projects in hibernation awaiting better times.

Products  and  Services
-----------------------

     The Company is providing voice telephone services to its customers through prepaid calling cards as well as residential and small business accounts.

Calling  Cards.
---------------

     The Company offers various types of pre-paid calling cards to its customers. Prepaid calling cards are used primarily by tourists, students, and immigrants. They are purchased from a variety of local merchants, kiosks, etc. These are cost effective and can be used from hotels, pay phones, public and/or any private telephone. The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their "code" or "PIN". The code is then confirmed and the user dials the number. The calling cards typically have sixty days after first activation expiration date. Teleconnect sold approximately 700,000 calling cards during its fiscal year ended September 30, 2003.

Residential  Accounts.
----------------------

     For those clients who have a fixed line and/or a mobile provided by a telecom operator in Spain, the Company offers a residential account with which they can save money on their international calls. These customers are typically foreigners living in Spain or having a second home in Spain, as well as small and medium enterprises with international contacts. During the 2003 fiscal year, the Company offered prepaid and postpaid accounts. The prepaid accounts are based on credit card payments, while the postpaid accounts are based on a monthly billing cycle and automatic collecting system.

     The prepaid accounts work the same as prepaid calling cards except for the fact that our network recognizes the caller's line identification, so a PIN is not needed, which is more convenient for our customers than using a calling card. Customers can recharge their balance manually or automatically. Traffic from the prepaid accounts goes directly through our network, the same as with prepaid calling cards.

     Postpaid accounts work differently. The Company resells UNI2 long distance service. This service allows the private or business user to call internationally at reduced rates compared to Telefonica, S.A.'s published tariffs. The user can make these calls in either one of two ways; by signing up for "preselection" i.e. having all calls from his phone automatically routed through ITS-UNI2 even though the local loop is from Telefonica, or by dialing a 4-digit access code before dialing the international number. In the first case, it is Telefonica that automatically directs all calls to UNI2. In the second case, an alternative to introducing the 4-digit code, is to have ITS install an autodialer. The Auto Dialer is a small piece of hardware installed in the customer's home or business located between the phone and the phone jack. When a user picks up the handset to make a call, the dialer automatically inserts the 4-digit code associated with UNI2 (1052) in a fraction of a second and then the user dials the number he wishes to reach. The auto dialer automatically directs all calls through to UNI2. Teleconnect has approximately 5,000 customers using its telecommunications calling services.

WIFI  and  Associated  Services.
--------------------------------

     The Company started in mid 2002 to offer WIFI solutions to potential customers. The WIFI solutions offer wireless internet access at 11Mbps within an area of coverage. The Company was specializing its coverage in open/public areas. This service is particularly useful for hotels, restaurants, etc. Teleconnect provides the equipment, installation, engineering project and consulting as well as the maintenance on the network. Teleconnect had two main clients of WIFI. These are the Port of Benalmadena and the Hotel Meli Don Pepe. At the Port of Benalmadena, the Company installed its open-air WIFI system to provide wireless access to over 1,000 potential boat owners and to local restaurants and cafes. The Port Authority handles signing up the client and the Company manages the network. The Hotel Don Pepe is similar. The local staff at the front desk offers the service and signs up the client while the Company runs and manages the network. At the hotel, a client with his portable computer has access to internet from anywhere on the hotel's property, including the pool or even the beachfront.

     Because of the integration with Teleconnect, the Company made the decision to focus its efforts on the Prepaid telephone business and as such sold its WiFi activities to a third party.

Marketing
---------

     The marketing strategy of the residential services of the Company (Teleconnect) was focused during fiscal 2003 on foreigners in Spain. The customer base of ITS Europe was sold to Teleconnect. These foreigners are primarily located on the coastal areas of Spain, including the islands. Such is the case of the long distance phone calling service which is primarily marketed in foreign-language newspapers and magazines. For this service an end user simply dials the toll-free number from the advertisement and the Teleconnect call center can take down his information and give him access to the service almost immediately without having to visit the end user at his home or business.

     In the case of our pre-paid calling cards, the cards are distributed throughout Spain via distribution channels with thousands of vending points as well as via large accounts (retail chains).

     We plan to expand our customer base through increased advertising in local papers and magazines in order to reach more foreign residents with the types of calling habits we seek; i.e. frequent international calling. A potential customer attracted by the advertisement would call our Call Center asking for information and should they wish to sign up they can do so right there and then. The Company is primarily focused on foreign residents in Spain with the need to call internationally but we do not exclude companies that have a need to reduce their international phone bill and that call us, also attracted by our publicity. With respect to businesses, Teleconnect serves mainly smaller companies located in the coastal regions which traditionally have few options of telecommunication suppliers. Teleconnect is not in a position, due to its size and financial resources, to compete against the major carriers for corporate clients in the big cities. Teleconnect requires additional external financing in order to carry out its marketing plans as well as to increase its capacity with carriers.

Industry  Participants  and  Competition
----------------------------------------

     The growth of the telecommunications industry from 1997 to 2003 attracted many new entrants as well as existing businesses from different industries to enter the telecommunications business. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. Our present primary competitor is Telefonica S.A. Other significant competitors include
British  Telecommunications  PLC,  France  Telecom  (UNI2),  and  JazzTel.

     Some participants specialize in specific segments of the market, such as access and/or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services.

     In order to become more competitive in the market, Teleconnect will have to invest in setting up additional switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs). The Company will require additional funding in order to be able to do so.

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

     The General Law on Telecommunications and other applicable Spanish law were designed to implement all applicable European Union directives with respect to the provision of telecommunications services. In 1999, the European Union began to revise the directives in force with respect to the provision of telecommunications services. Today, Spain has revised its regulatory framework to comply with the revised directives.

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

     The Ministry of Science and Technology may, in order to guarantee the most efficient use of radio electric spectrum, limit the number of individual licenses it will grant, in which case individual licenses will be granted to the winner of a bidding contest administered by the Ministry of Science and Technology.

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

     In August 2001, the Telecommunications Market Commission approved modifications to the Interconnection Offer Framework, which include among other things, new interconnection prices that are between 20% and 30% below previously existing interconnection prices. Consequently, on September 11, 2001, Telefonica S.A. filed a petition with the Telecommunications Market Commission against the new interconnection prices, claiming that they are below Telefonica de Espana's actual costs, as measured in accordance with accounting criteria approved by the Telecommunications Market Commission. On November 2, 2001, the Telecommunications Market Commission dismissed Telefonica de Espana's petition, except with respect to interconnection rates in connection with Internet access. As a result, Telefonica de Espana is seeking relief through administrative litigation.

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

     Telefonica S.A. is currently the only significant provider of comprehensive local service. This is expected to change gradually as other cable operators develop their networks. In addition, in March 2000, the government issued six new licenses (in addition to those previously awarded to Retevision and Lince) for the provision of local multipoint distribution services (LMDS), and the new licensees have begun to deploy their networks. These new licensees compete with Telefonica S.A.in the local access market.

     Pursuant to a Royal Decree adopted in December 2000, Telefonica S.A. is required to implement local loop unbundling, line sharing and sub loop unbundling. Local loop unbundling enables other telecommunications operators to provide telecommunications services, including DSL-type services, to end customers using Telefonica S.A.'s existing local loop (i.e., the connections between the customer's premises and the exchange) to connect with their customers. Other operators may install their own equipment either in Telefonica S.A.'s exchanges or in nearby buildings to provide this service. Telefonica S.A. has offered local loop unbundling since January 2001. Line sharing similarly enables other telecommunications operators to provide telecommunications services using a high frequency portion of Telefonica S.A.'s copper loop on an unbundled basis. Therefore, shared access to the local loop enables a consumer to retain Telefonica S.A. for voice service and use a competing operator for high speed data services. Telefonica S.A. introduced line sharing in January 2001.

     In January 2001, Telefonica S.A. published its local loop unbundling offer. The tariffs were initially approved by the Delegate Commission for Economic

Affairs of the Spanish government and later revised by the Telecommunications Market Commission in certain respects. The monthly tariff for direct access to the local loop is 12.6 Euro, the monthly tariff for shared access is 4.8 Euro and the monthly tariff for indirect access is between 22 and 90 Euro depending on the speed of the connection.

     Competition in domestic and international long-distance services, particularly in the residential segment, is based on access through interconnection with Telefonica S.A. Since 2001, Telefonica S.A.'s customers have been able to select alternative providers of domestic and international long-distance services without having to dial a designated code prior to making each call. Preselection allows customers to choose their preferred local, long distance, international long-distance and fixed-to-mobile carrier.

     Telefonica S.A. faces indirect competition in international long-distance services from a number of sources, including calling cards, call-back services and call rerouting by other international operators. In addition, Telefonica S.A. competes with a number of international operators for the provision of closed user group communications services to multinational and large corporate customers and with a number of providers of data transmission services.

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

Employees
---------

     As of September 30, 2003, the Company and its subsidiaries had 35 full-time employees. Of the total number of 35 employees, 2 were engaged in general management, 16 in operations, 7 in marketing and sales, 7 in accounting and finance, and 3 in human resources and office management. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

     The Company has experienced no organized work stoppages and believes that its relationship with its employees is good. None of our employees are represented by a union. The Company believes that an important factor in its future success will be its ability to attract and retain highly qualified personnel. Competition for such personnel in the industry in Spain is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business and results of operations. In such competitive environment, Teleconnect, as a small reseller of others long-distance telephone service, must differentiate itself based primarily on good customer care, ease for the customer to work with us, clarity of its invoices and quick response to service problems. Since we cannot pay high material incentives to the employees, we attempt to provide a healthy, enjoyable working environment where personal achievements and contributions are recognized.

Banking  Arrangements
---------------------

     The Company has a 200,000 euro bank loan from the BBVA bank in Madrid. The Company intends to rely primarily upon equity and debt financing to finance its operations.

Risk  Factors
-------------

     We May Not Achieve or Sustain Profitability in the Future. We are at an early stage of executing our new business plan implemented in May 2003. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2003, we had an accumulated deficit of

$(14,094,000) and a stockholders' deficit of $(7,496,000). For the years ended September 30, 2003, and 2002, we had net losses of $(10,031,000), and $(1,284,000), respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability.

     If our telecommunications services do not become widely used in our market, it is unlikely that we will be profitable.

     In order to be successful, and to achieve our strategic objectives, we must successfully, timely and cost-effectively expand our network capacity with carriers and expand our hardware switching platform. We must also continue to have at all times the right product/price mix for each target market.

     Going Concern Qualification by Auditors. The accountants' reports of the independent certified public accountants of the Company for fiscal years 2003 and 2002 express a going concern qualification by the auditors. The Company has had recurring operating losses for the past several years which raises substantial doubts about its ability to continue as a going concern. See Independent Auditors' Report(s), Note 2 to the Consolidated Financial Statements of the Company, and Management's Discussion and Analysis or Plan of Operations
-  Plan  of  Operations.

     Information Structure. We must continue to develop and expand our information systems infrastructure as the number of our clients and the amount of information they wish to access, as well as the number of services which we offer, increase. The development of our Information Systems network infrastructure will require substantial financial, operational and management resources. We may not be able to expand our network adequately to meet the demand for increased usage. If we do not adapt our systems rapidly enough, additional stress may be placed on our network hardware, the traffic management and other systems and operating facilities. Our network may be unable to service a substantial number of additional clients while maintaining high performance , timely and accurate billing and high level customer care. Expanding is a function of having the necessary funds available.

     Transmission Availability. A variety of factors, uncertainties and contingencies that are beyond our control, such as the availability of transmission capacity, the price of transmission capacity, availability of wireless transmission capacity and technologies, local regulations and availability of sales representatives or other third party sales and support channels will affect the expansion of our network. A failure of adequate transmission facilities in certain new locations as we expand our service coverage as planned may have a material adverse effect on our ability to service our clients and grow our business. Expanding is a function of having the necessary funds available.

     Growth. Our limited growth has been a function of not having the necessary funds available to invest in capacity and equipment. This has placed a significant strain on our management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. If we grow, we must not only manage demands on this team but also increase management resources, among other things, to continue to expand, train and manage our employee base and maintain close coordination among our technical, accounting, financing, marketing and sales staff. In addition, our network infrastructure, technical support, applications, and other resources may not be sufficient to facilitate our growth. If we do not successfully manage our growth, we may be unable to adequately support our clients' communications needs in the future.

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

     Our future success depends to a significant extent on the continued services of our senior management, particularly Gustavo Gomez and Herman de Haas, and other employees of the new executive team. The loss of their services or any other present or future key employee, could have a material adverse effect on the management of our business. We do not maintain "key person" life insurance for any of our personnel.

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

     We rely on our sales representatives or distribution channels for some of the support and local implementation necessary to deliver our services on a broad basis. We also rely on these sales representatives or distribution channels for insights into local operating and market conditions. The failure of these sales representatives to perform their tasks or perform their responsibilities effectively could, in turn, adversely affect our business.

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

     We acquire, by lease or by purchase, transmission capacity from various suppliers to connect client premises to our network and for other network connections. We have from time to time experienced short-term delays in receiving the requisite transmission capacity from suppliers. There are no assurances that we will be able to obtain these services in the future within the time frames required by us at a reasonable cost. Any failure to obtain transmission capacity on a timely basis and at a reasonable cost in a particular jurisdiction, or any interruption of local access services, could have an adverse effect on our service levels and our growth.

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

     Competition.  The  markets  we  serve  are   highly   competitive  and  our
competitors may have much greater resources to commit to growth, new technology and marketing.

     Our current and potential competitors include other companies that provide voice and data communications services to multinational businesses, systems integrators, national and regional Internet Service Providers, or ISPs, wireless, cable television and satellite communications companies, software and hardware vendors, and global, regional and local telecommunications companies. In addition, we expect that the predicted growth of the voice and data communications market will attract other established and start-up companies building global networks and beginning to offer voice and data communications as part of a comprehensive communications services portfolio. Our competitors, which may operate in one or more of these areas, include companies such as Telefonica S.A., British Telecommunications, or BT, and France Telecom. Our sales representatives and suppliers could also become competitors either directly or through strategic relationships with our competitors.

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

     Future Sales or Our Common Stock May Depress Our Stock Price. The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were approximately 19,489,251 post-split shares of Common Stock outstanding as "restricted securities" as defined in Rule 144 as of September 30, 2003, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

     The Company has registered 1,000,000 post-split shares of Common Stock which will be reserved for issuance upon exercise of options or stock bonuses to be granted or reserved for grant under our 2002 Stock Option, SAR and Stock Bonus Consultant Plan. Upon issuance of these shares, they can be sold in the public market, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, the Company has registered another 1,250,000 shares (post-split) of Common Stock which is reserved for our 2002 Employee Stock Option, SAR and Stock Bonus Plan.

Subsequent  Events.
-------------------

     During October 2003, the Company had to secure the continuity of its connection and business relation with UNI2, and sold its postpaid business to Affinalia, a Spanish postpaid accounts reseller, also working together with UNI2. The sale of the Company's postpaid business was planned for 2004, but unfortunately the Company was forced by UNI2 to sell its postpaid business to Affinalia so that its net credit risk for UNI2 decreased drastically. The Company's focus now is only on prepaid voice services.

     On October 22, 2003, an investment agreement was reached between GreenRidge Investment Ltd ("GreenRidge") and ITS Networks by which GreenRidge would have injected 2,900,000 Euros into the Company in exchange for 60% of the total outstanding shares of the Common Stock of the Company. Other associated conditions included the conversion of all shareholder debt to equity. Due to circumstances beyond its control, GreenRidge representatives could not carry out the purchase within the required period of time.

     As such, the management of the Company attempted to close with another potential investor which had showed interest. On November 28, 2003, Henk van Elst signed an investment agreement whereby he would invest 2,900,000 Euros into the Company with very similar conditions to GreenRidge, but without, amongst other things, the obligation for existing debtholders to convert their outstanding debt in the Company into equity.

     As agreed between the parties, funds to be received from Mr. van Elst will be used for: (i) the last phase of the restructuring (i.e. solving the financial situation with main carrier UNI2); (ii) increasing the network capacity; (iii) providing bank guarantees and/or prepayments to carriers to increase the potential traffic volume; (iv) paying back certain bridge loans; and (v) additional working capital, as follows:

                                                                Amount
                                                              ---------
     Main  Carrier                                              650,000 Euros
     SG&A  October                                              200,000 Euros
     Increase  network  capacity                                150,000 Euros
     Payments  and  bank  guarantees  carriers                  500,000 Euros
     Budget  acquisition  planning
      (due  diligence,  first  payments)                        500,000 Euros
     Working  capital                                           900,000 Euros
                                                              ---------
                                        Total                 2,900,000 Euros
                                                              =========

     Hence, this agreement provides the Company with sufficient funds to repay major debts, as well as providing the necessary operating capital to expand its business and be more competitive. However, the Company has not received the investment proceeds from Mr. van Elst which is expected in the near future.

     Due to the U.S. Patriots Act, the injections of funds from Mr. van Elst has been delayed. The Company has been informed that the funds will be made available during the month of February 2004. These funds are necessary to ensure the continued operations of the Company.

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

     Voting Control. No single stockholder alone has a majority stake in ITS Networks Inc. The largest single shareholder, and initial founder, Carnival Enterprises, Ltd., owned approximately 30% of the Company's outstanding Common Stock as of September 30, 2003. This stockholder has exercised considerable influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company, should the need arise, which could have a material adverse effect on our stock price.

Item  2.   Description  of  Property
           -------------------------

     The Company moved its principal executive offices from C/Villanueva 16, 5th Floor, 28001 Madrid, Spain to Edif, Marina Marbella, Severo Ochoa 28, Planta 9, 29600 Marbella, Spain, which is comprised of approximately 1,800 square feet, and is leased for 12,426 Euros per month. The lease expires in November 2004.

     These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item  3.   Legal  Proceedings
           ------------------

     There are no current material legal proceedings threatened or pending against the Company or its subsidiaries.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
           -----------------------------------------------------------

     The shareholders of the Company held a special meeting by written consent on November 8, 2002, authorizing the President of the Company to negotiate and enter into acquisitions of other companies, specifically the acquisition of Teleconnect Comunicaciones, S.A., granted a power of attorney to the President of the Company to execute agreements to acquire Teleconnect Comunicaciones, S.A. and to open bank accounts in Spain and the United States.

     The shareholders of the Company held a special meeting by written consent on January 24, 2003 to authorize an Amendment to the Articles of Incorporation to increase the number of shares of authorized common stock from 50,000,000 to 100,000,000 shares of common stock, $0.001 par value.

     The shareholders of the Company held a special meeting by written consent on February 24, 2003, to authorize the sale of its operations in ITS Europe S.L. to its subsidiary Teleconnect Comunicaciones, S.A.

     The shareholders of Teleconnect held a special meeting on March 7, 2003, where effective March 11, 2003, Nicholas Bruemmer assumed the management and legal responsibilities for Teleconnect and ITS Europe in Spain in lieu of Gustavo Gomez, who would remain President of the Company.

     After Nicholas Bruemmer quit from this post in June 2003, at a Teleconnect shareholders' meeting held June 29, 2003, Herman de Haas was named to the post of Managing Director and Executive officer of Teleconnect in Spain. As of September 30, 2003, Mr. de Haas is the top executive at Teleconnect in Spain.

                                    PART II

Item  5.   Market  for  Common  Equity  and  Other  Shareholder  Matters
           -------------------------------------------------------------

General
-------

     The Common Stock of the Company is currently traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol ITST.

Market  Price
-------------

     The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by Pink Sheets (formerly known as National Quotation Bureau, L.L.C.) for the periods indicated.

                                            High  Closing(1)   Low  Closing  (1)
Year  Ended  December  31,  2001               Bid  Price         Bid  Price
--------------------------------            ----------------   -----------------
1st  Quarter                                    $  3.375           $  0.78125
2nd  Quarter                                    $  2.05            $  0.65
3rd  Quarter                                    $  1.06            $  0.63
4th  Quarter                                    $  1.07            $  0.60

YEAR  ENDED  DECEMBER  31,  2002
--------------------------------
1st  Quarter                                    $  0.75            $  0.40
2nd  Quarter                                    $  0.96            $  0.33
3rd  Quarter                                    $  0.52            $  0.31
4th  Quarter                                    $  0.60            $  0.30

YEAR  ENDED  DECEMBER  31,  2003
--------------------------------
1st  Quarter                                    $  0.92            $  0.41
2nd  Quarter                                    $  1.07            $  0.63
3rd  Quarter                                    $  1.01            $  0.28
4th  Quarter  through  12/28/2003  .            $  0.54            $  0.27
4th  Quarter 12/29/2003 through 12/31/2003      $  0.36            $  0.22
--------------------------------

(1) Except for the fourth quarter of 2003, the above prices reflect trading prior to a 1-for-2 reverse stock split of the common stock of the Company which was effective on December 29, 2003.

     The closing bid price of the Common Stock (pre-split) of the Company on September 30, 2003 was $0.53 per share.

Stock  Option,  SAR  and  Stock  Bonus  Consultant  Plan
--------------------------------------------------------

     Effective March 27, 2002, the Company adopted and approved its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the "Plan") which reserved 1,000,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions.

Sale  of  Unregistered  Securities
----------------------------------

     On September 30, 2003, the Company authorized the issuance of an additional 1,000,000 restricted (post-split) shares of Common Stock to settle and resolve disputes with the former stockholders of Teleconnect Comunicaciones, S.A. which the Company acquired during November 2002, in reliance upon Regulation S under the Securities Act of 1933.

Item  6.   Management's  Discussion  and  Analysis  or  Plan  of  Operations
           -----------------------------------------------------------------

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

Significant  Accounting  Estimates  and  Policies
-------------------------------------------------

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the sale ability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

     Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company's property and equipment.

     Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist Goodwill is tested by comparing net book value of the reporting entity to fair value. Managements assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

     Revenue from sales of telecommunication services is generally recognized during the period when the services are rendered. Prepaid services which have not yet been rendered are reflected in deferred income until such time as the services are rendered.

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

     Segment Reporting. We have adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, telecommunications systems and related services.

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

     Our revenues also may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and are expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

     No single customer accounted for more than 10% of our revenues during of the last three years. Domestic sales in Spain accounted for 100% of our revenues in each of the last two years.

     Telecommunication revenues increased by 297% in fiscal 2003 as a result of our acquisition of Teleconnect Comunicaciones, S.A. in November 2002.

     Cost of goods sold consists primarily of the costs associated with carriers which supply the telecom services for the Company to resell. We rely on third parties to offer the majority of the services we have in our portfolio.
Accordingly, a significant portion of our cost of goods sold consists of payments to these carriers. Cost of goods sold revenues also consists of customer support costs, training and professional services expenses, and parts.

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

     Stock-based compensation charges are recorded when the exercise price of an option or the sales price of stock is less than the fair value of the underlying Common Stock for awards to employees. We also record stock-based compensation charges when options are granted to non-employees. Compensation charges for non-employees are based on estimates of the underlying stock fair values. As of September 30, 2003, the Company has not granted any stock options, but the Company has issued Common Stock to consultants and professionals  in  exchange  for  services  to  the  Company.

Year  Ended  September  30,  2003,  Compared  to  September  30,  2002
----------------------------------------------------------------------

     The following table sets forth certain operating information regarding the Company, including its subsidiary Teleconnect Comunicaciones, S.A.

                                           Year  Ended          Year  Ended
                                       September 30, 2002    September 30, 2003
                                       ------------------    ------------------
Revenues                                  $  2,186,000          $   6,498,000
Cost  of  goods  sold                     $  1,544,000          $   5,071,000
Selling,  general and administrative      $  1,698,000          $   4,078,000
Depreciation                              $     52,000          $     367,000
Bad  Debt  Expense                        $    175,000          $     255,000
Impairment  of  goodwill                  $          0          $   6,637,000


Other  Income  (Expenses)                 $     (1,000)         $    (121,000)
Net  Loss                                 $ (1,284,000)         $ (10,031,000)
Net  Loss  Per Share                      $       (.03)         $       (0.58)

     Revenues. Revenues for the year ended September 30, 2003, increased to $6,498,000, compared to $2,186,000 or 297% from the prior year revenues. The increase in revenues was due primarily to the acquisition of Teleconnect in November 2002.

     Our revenues during the year ended September 30, 2003, were derived from providing a broad range of integrated service solutions to our clients:

     *  Prepaid  Calling  Cards
     *  International  long  distance  calling  (postpaid);
     *  Prepaid  fixed  line  long  distance  calling
     *  Other

     Cost of Goods Sold. Cost of goods sold for the year ended September 30, 2003 were $5,071,000, an increase of $3,527,000 or 328% from the prior year cost of sales of $1,544,000. This increase was due in part to increase in sales arising from the acquisition of Teleconnect in November 2002. Gross profits decreased by 7% from 29% in fiscal 2002 compared to 36% in fiscal 2003. The cost of goods sold increased more than the sales due to the mix of prepaid and postpaid services where the prepaid has lower margins. Management consciously selected postpaid clients that were advantageous to our bottom line while simultaneously cutting services to customers which produced more cost than profit to the Company. As market conditions are becoming more competitive, management has tightened its selection criteria for "profitable" postpaid clients.

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 2003 were $4,078,000, an increase of $2,380,000 or 240% from the prior year's operating expenses of $1,698,000. The principal reasons for the increase was taking over the operating expenses of Teleconnect but relatively improved due to the synergies associated with the consolidation of the business; Teleconnect and ITS Europe.

     Depreciation Expense. Depreciation expense for the year ended September 30, 2003 was $367,000, an increase of $315,000 or 705% from the prior year's depreciation expense of $52,000. This increase is due primarily to property additions during 2003 by the acquisition of Teleconnect.

     Impairment of Goodwill. During the year ended September 30, 2003, the Company fully impaired the goodwill associated with the Teleconnect acquisition in the amount of $6,637,000. This impairment was recorded as a result of lower than projected operating results from the acquired subsidiary. The Company had no investment in goodwill at September 30, 2002.

     Bad Debt Expense. Bad debt expense for the year ended September 30, 2003 was $255,000, an increase of $80,000 from the prior year's bad debt expense of $175,000. The principal reason for the increase was due to the write-off of past due accounts incurred due to increased business levels.

     Interest Expense. Interest expense for the year ended September 30, 2003 was $121,000 as compared to only $1,000 for the prior year. This increase was due primarily to interest incurred on loans made from affiliated parties during fiscal 2003 to finance the Teleconnect acquisition and operations.

     Net Loss. The net loss of the Company increased to $(10,031,000) during the fiscal year ended September 30, 2003 compared to $(1,284,000) during the fiscal year ended September 30, 2002, an increase of approximately 781%. The increase in the net loss of the Company is attributable primarily to an increase in its operating costs, marketing costs, and its selling and general and administrative expenses of the Company during the fiscal year ended September 30, 2003, following the acquisition of Teleconnect.

     Liquidity and Capital Resources. At September 30, 2003, the Company had negative working capital of approximately $(7,453,000), compared to negative working capital of $(377,000) at September 30, 2002. This decrease in working capital is attributable primarily to operating losses incurred during fiscal 2003.

     The ability of the Company to satisfy its obligations and to continue as a going concern will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowing, and impart upon its ability to reach a profitable level of operations. The Company's financial statement so not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

     The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

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

     Client Contracts. Our contracts with customers generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. The client contracts generally have a term of one to three years, however, when clients implement a number of our services, they may choose to extend the contracts for a longer period of time. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations through which they access our network, increase the speed of that access, increase the sophistication of the services they use, or extend the term for existing services.

     Contractual Obligations and Commercial Commitments. The following table is a recap of the Company's contractual obligations as of September 30, 2003.

                                          Payments Due by Period
                                          ----------------------
                                 Total     Less than One Year     1-3  Years
                              ----------     -------------       ------------
     Long-Term  Debt          $1,564,000     $     142,000       $  1,422,000
     Operating  Leases           472,000           232,000            240,000
                              ----------     -------------       ------------
     Total  Contractual
     Cash  Obligations        $2,036,000     $     374,000      $   1,662,000
                              ==========     =============       ============

     Plan of Operations. The Company expects that with new funds to be injected into the Company in early 2004 that it will expect to generate an operating profit during its fiscal year ending September 30, 2004.

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

     Recent Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 will not have an effect on our financial statements because we do not engage in derivative or hedging activities.

     In December 2002, the FASB issued SFAS No 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company continues to apply APB 25 recognition and measurement principles, but will comply with the new disclosure requirements of this statement. As of September 30, 2003 the Company has not issued any stock under its stock-based employee compensation plan.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue having a material impact on our financial statements.

Item  7.   Financial  Statements
           ---------------------

     The consolidated financial statements of the Company for its fiscal years ended September 30, 2003 and 2002, are provided with this Form 10-KSB.

Item  8.   Changes  in  and  Disagreements  with  Accountants  on Accounting and
           ---------------------------------------------------------------------
Financial  Disclosure
---------------------

     There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

                                    PART III

Item  9.   Directors  and  Executive  Officers
           -----------------------------------

     The directors and officers of the Company as of September 30, 2003, are as follows:


     Name                        Age     Position
     ----------                  ---     --------
     Gustavo  A.  Gomez           40     Director,  President  and  Treasurer

     Herman  C.  de  Haas         42     Director, Executive Vice President and
                                         Chief  Operating Officer, and Managing
                                         Director  of  Teleconnect
                                         Comunicaciones,  S.A.

     Leonardus  Geeris            63     Director

The background and principal occupations of each director and officer of the Company are as follows:

     Mr. Gomez became a director, the President, Secretary and Treasurer of the Company on March 6, 2002. From May 2001 to the present, he has been the founder and operator of OpenVia S.L., a European telecommunication consulting company. From January 2000 to April 2001, he was the co-founder and Managing Director of Broadband Optical Access S.A., a carrier engaged in the European broadband access market. From January 1998 to January 2000, Mr. Gomez was its Account Director in Spain with Nortel Networks Corp. and previously was Nortel's Manager GSM products in Spain until September 1998. From April 1997 to January 1998, he was the Director of Marketing of Retevision. From February 1996 to April 1997, Mr. Gomez was the Deputy Commercial Director of Telefonica S.A.'s international business unit. Mr. Gomez received a Bachelor of Electrical Engineering degree from McGill University in 1986, and received a MBA degree from the Instituto de Empresa (Madrid Business School) in 1997. On March 16, 2002, the Company entered into a contract for professional services with Mr. Gomez which provides for annual compensation of 121,000 Euros, and bonuses based upon the performance of his services to the Company; and was issued 250,000 shares of restricted Common Stock.

     Mr. de Haas became a director of the Company in May 2003, and became the President and Chief Operating Officer of the Company on May 27, 2003; and has been the Managing Director of Teleconnect Comunicaciones, S.A., the principal subsidiary of the Company, since March 2003. From September 2000 to the present, he has been the Chief Executive Officer and owner of ShareWorks Capital Management, a management and investment consulting firm. From September 1999 to August 2000, Mr. de Haas was the Managing Director and 50% owner of Vermeulen Adviesgroep B.V. From February 1996 to August 1999, he was the Director of Operations of McDonald's Nederland B.V. Mr. de Haas graduated with a degree in Industrial Engineering & Business Administration in 1986 from Technical University of Rotterdam.

     Mr. Geeris became a director of the Company in May 2003. He is the President, managing director and owner of Geeris Holding Nederland B.V. which owns and invests in real estate and other industries.

Item  10.  Executive  Compensation
           -----------------------

     All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2003.

                                                                Long-Term Compensation(2)
                                                            ---------------------------------
                                Annual compensation (1)             Awards            Payouts
                              ---------------------------   -----------------------
                                                  Other                  Securities
Names and                                         Annual    Restricted   Underlying
Principal                                         Compen    Stock        Options/     LTIP      Compen-
Position               Year   Salary      Bonus   -sation   Awards (3)   Sars         Payouts   sation
-------------------    ----   --------    -----   -------   ----------   ----------   -------   --------
Gustavo Gomez
President and
Treasurer              2003   $138,000    $   0    $   0     $   0         $   0       $   0      $     0

Martin-Luis Becerra
former Chief Finan-
cial Officer and
Secretary (4)          2003   $ 55,200    $   0    $   0     $   0         $   0       $   0     $ 40,250


Nicholar Breummer
Former Managing
Director of
Teleconnect
Comunicaciones,
S.A.                   2003   $ 94,875    $  0     $   0     $   0         $   0       $   0     $      0

Herman de Haas
Executive Vice
President and Chief
Operating Officer,
and
Managing Director
of Teleconnect
Comunicaciones, S.A.
Former
Secretary (5)          2003   $ 92,000    $   0    $   0     $   0         $   0       $   0     $      0

     All  executive  officers  as  a  group  (4  persons)  $420,325.
     ----------------------------

     (1) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.
     (2) The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.
     (3) Represents stock bonuses of shares of Common Stock that were awarded by the Board of Directors as compensation.
     (4) Mr. Becerra, a previous Chief Financial Officer and Secretary of the Company, was removed effective March 2003.

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

     Based on its review of the copies of such forms received by it, the Company believes that during the year ended September 30, 2003, all such filing requirements applicable to its officers and directors were complied with.

2002  Employee  Stock  Option,  SAR  and  Stock  Bonus  Plan
------------------------------------------------------------

     Effective June 10, 2002, the Company adopted and approved its 2002 Employee Stock Option, SAR and Stock Bonus Plan (the "Plan") which reserves 1,250,000 (after effect of split) shares of Common Stock for issuance under the Plan. The

Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. No awards of stock options, stock appreciation rights, or stock bonuses have been granted to officers and employees as of September 30, 2003.

Stock  Option,  SAR  and  Stock  Bonus  Consultant  Plan

     Effective March 27, 2002, the Company adopted and approved its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the "Plan") which reserved 1,000,000 shares (after effect of split) of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions.

Benefit  Plans
--------------

          The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board  Compensation
-------------------

     Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2003.

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

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and, is therefore, unenforceable.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------

     The total number of shares of Common Stock of the Company, as adjusted to record effects of stock split beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2003, are as follows:

                                           Shares
     Management                            Beneficially      Percent  of
     Shareholders  (1)                     Owned  (1)        Common  Stock
     -----------------                     ------------      -------------
     Gustavo  A.  Gomez                       125,000          0.6%
     Leonardus  Geeris                      5,187,063(2)      23.1%
     Herman  C.  de  Haas                         -0-          -0-

     Directors  and  officers
       as  a  group (3 persons,
       including the above persons)        5,312,063         23.7%
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

(2) Mr. Geeris beneficially owns these shares of Common Stock through his ownership of Geeris Holding Nederland B.V.

     The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock, as adjusted for the stock split, by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of September 30, 2003. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                                   Shares  of       Percent
                                   Title  of       Outstanding      Beneficially
Names  and  Addresses              Class           Common  Stock    Owned
---------------------              ---------       -------------    ------------
Carnival  Enterprises  Ltd.         Common           6,693,480          29.8%
Suite  4,  4  Giro's  Passage
Gibralter,  Spain

Geeris Holding Nederland B.V.(1)    Common           5,187,063          23.1%
Helvoirtseweg 146, 5263, EH Vught
Postbus  317,  5260,  AH  Vught
The  Netherlands

WKC  Groenwoud                      Common           3,616,350          16.1%
Helvoirtsweg  146  Postbus  2190
5260  CD  Vught
The  Netherlands

Volim  Holding  B.V.                Common           1,176,864           5.2%
Zandpad  55
3621  NE  Breukelen
The  Netherlands
---------------------------

(1) Geeris Holding Nederland B.V. is owned by Leonardus Geeris, a director of the Company.

Item  12.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------

     During February 2003, the following large stockholders of the Company converted loans they had made to the Company of approximately $2,470,000 into 6,737,092 as adjusted for stock split shares of restricted Common Stock in reliance upon Regulation S under the Securities Act of 1933, as amended, which were issued to Geeris Holding Nederland B.V. (2,500,000 shares as adjusted for stock split) that is owned by Leonardus Geeris, a director of the Company, WKC Groenwoud (3,136,360 shares as adjusted for stock split), Smithoak Properties (6,367shares as adjusted for stock split, and Talgon Corporation (1,084,375 shares as adjusted for stock split).

     During the year ended September 30, 2003, Mr. Leonardus Geeris made an unsecured loan of 778,750 Euro ($903,000) to the Company which is due on demand with no interest payable on this loan.

     In March 2003, Teleconnect Comunicaciones, S.A., a subsidiary of the Company, while under the management of Mr. Nicholas Breummer, entered into a consulting agreement with Mr. Yves Horoit with compensation of 5,000 Euros per month. Mr. Horoit is the owner of Carnival Enterprises Ltd. which is the largest stockholder of the Company (29.8%).

Item  13.  Exhibits  and  Reports  on  Form  8-K
           -------------------------------------

           (A)     Reports  on  Form  8-K

          Current reports were filed on Form 8-K on December 10, 2003 and December 12, 2003, concerning the Company's proposed sale of common Stock to Mr. Hendrick van Elst.

          (B)     Exhibits


1(i)  Articles of Incorporation          The Articles of Incorporation of the
      of the Company                     Company are incorporated  herein by
                                         reference to Exhibit 3.1 to the Form
                                         SB-2  registration  statement  of  the
                                         Company  (File  No.  333-93583)

1(ii)  Amendment  to Articles            The Amendment to the Articles of
       of Incorporation                  Incorporation of the Company is
                                         incorporated  herein by reference to
                                         Exhibit 99.1 to  the  Form  8-K current
                                         report of the Company dated January 29,
                                         2001.

1(iii)  Amendment to Articles            The Amendment to the Articles of
        of Incorporation                 Incorporation  of  the  Company  filed
                                         on  February  26,  2003.

1(iv)  By-Laws  of  the  Company         The  By-Laws  of  the Company are
                                         incorporated  herein  by  reference to
                                         Exhibit 3.2 to the Form SB-2
                                         registration statement  of  the Company
                                         (File  No.  333-93583)

10.  Material  Contracts

     10(a) Agreement to amend and resolve disputes between the Company and former shareholders of Teleconnect
                                         Comunicaciones, S.A. under  Stock  Swap
                                         Agreement  of  November  2002.

     10(b)                               Consulting   Agreement   between
                                         Teleconnect Comunicationes,  S.A.  and
                                         Yves  Horoit.

     10(c)                               Consulting  Agreement  with  Lawrence
                                         Skolnik dated  September  10,  2003.

     10(d) Purchase Agreement between Hendrik van Elst and TS Networks Inc. dated November 28, 2003 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated December 10, 2003.

11.  Statement re:  computation of
       per  share earnings               Reference  is made to the Consolidated
                                         Statements  of  Operations  of  the
                                         Consolidated Financial Statements which
                                         are incorporated by  reference  herein.

21.  A  description  of  the
       subsidiaries of the Company       Description  of the subsidiaries of the
                                         Company.

23.  Consent of Murrell, Hall,
       McIntosh &  Co.,  PLLP            Consent  f Murrell, Hall ,McIntosh
                                         & Co., PLLP,  independent  auditor

27.  Financial  Data  Schedule           Not  applicable.


Item  14.  Controls  and  Procedures

     A. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for September 30, 2003, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

     B. Changes in Internal Controls. There were no significant changes in the Company's Internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Financial  Statements

Independent  Auditors'  Report                                               F-1
Consolidated  Balance  Sheet                                                 F-2
Consolidated  Statements  of Operations                                      F-3
Consolidated  Statements  of  Stockholders' Deficit                          F-4
Consolidated  Statements  of  Cash  Flows                                    F-5
Notes  to  Consolidated  Financial  Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
ITS  Networks,  Inc.

We have audited the accompanying consolidated balance sheet of ITS Networks, Inc. and its subsidiaries as of September 30, 2003, and the related consolidated statements of income, retained earnings, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITS Networks, Inc. and its subsidiaries as of September 30, 2003, and the consolidated results of its operations and its consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Murrell,  Hall,  McIntosh  &  Co.,  PLLP

January  19,  2003
Oklahoma  City,  Oklahoma

                                ITS NETWORKS INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                     ASSETS

CURRENT  ASSETS:
  Cash  and  cash  equivalents                                    $     159,000
  Accounts  receivable  -  trade,  net  of  allowance
    for  doubtful  accounts  of  $1,515,000                             199,000
  Accounts  receivable  -  other                                        219,000
  Inventory                                                              59,000
  Prepaid  expenses                                                      10,000
                                                                  -------------

      Total  current  assets                                            646,000
                                                                  -------------

PROPERTY  AND  EQUIPMENT,  NET                                        1,170,000
                                                                  -------------

OTHER  ASSETS:
  Vendor  deposits                                                      209,000
                                                                  -------------

                                                                  $   2,025,000
                                                                  =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  -  trade                                         3,864,000
  Accrued  payroll                                                      173,000
  Taxes  payable                                                        303,000
  Accrued  interest                                                      68,000
  Current  portion  of  obligation  under  capital  lease                28,000
  Reserve  for  litigation  and  other  contingencies                   313,000
  Other  accrued  liabilities                                           173,000
  Notes  payable  to  bank                                              233,000
  Current  portion  of  payment  obligation  to  taxing
    authority                                                           114,000
  Loans  from  related  parties                                       1,180,000
  Deferred  income                                                    1,650,000
                                                                  -------------

      Total  current  liabilities                                     8,099,000
                                                                  -------------

LONG  TERM  DEBT
  Payment  obligation  to  tax  agency,  net  of
    current portion shown above                                         366,000
  Obligation  under  capital  leases,  net  of  current
    portion shown above                                                   7,000
  Loans  from  related  parties                                       1,049,000
                                                                  -------------

      Total  long-term  debt                                          1,422,000
                                                                  -------------

STOCKHOLDERS'  DEFICIT:
  Preferred  stock;  par  value  of  $0.001,  5,000,000  shares
    authorized,  no  shares  outstanding                                      -
  Common  stock;  par  value  of  $0.001,  100,000,000  shares authorized,  22,420,278  shares  outstanding  after  effect
    of  reverse  stock  split,  December  29,  2003                      22,000
  Additional  paid-in  capital  after  effect  of  reverse
    stock  split,                                                     8,565,000
  Less:  Prepaid  syndication  fees                                    (418,000)
  Accumulated  (deficit)                                            (14,094,000)
  Effect  of  cumulative  translation  adjustment                    (1,571,000)
                                                                  -------------
      Total  stockholders'  (deficit)                                (7,496,000)
                                                                  -------------

                                                                  $   2,025,000
                                                                  =============

                See accompanying notes to financial statements.

                                ITS NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                         2003           2002
                                                   -------------   ------------
SALES                                              $   6,498,000   $  2,186,000

COST  OF  GOODS  SOLD  (exclusive
  of  Depreciation  shown  separately  below)          5,071,000      1,544,000
                                                   -------------   ------------

GROSS  PROFIT                                          1,427,000        642,000
                                                   -------------   ------------

OPERATING  EXPENSES:
  Selling, general and administrative expenses         4,078,000      1,698,000
  Depreciation                                           367,000         52,000
  Bad  debt  expense                                     255,000        175,000
  Impairment  on  goodwill                             6,637,000              -
                                                   -------------   ------------

      Total  operating  expenses                      11,337,000      1,925,000
                                                   -------------   ------------

(LOSS)  FROM  OPERATIONS                              (9,910,000)    (1,283,000)
                                                   -------------   ------------

OTHER  INCOME  (EXPENSES):
  Interest  expense                                     (121,000)        (1,000)
  Non  operating  profit                                       -              -
                                                   -------------   ------------

                                                        (121,000)        (1,000)
                                                   -------------   ------------

(LOSS)  BEFORE  INCOME  TAXES                      $ (10,031,000)  $ (1,284,000)
                                                   =============   ============

PROVISION  FOR  INCOME  TAXES                                  -              -
                                                   -------------   ------------

NET  (LOSS)                                        $ (10,031,000)  $ (1,284,000)
                                                   =============   ============

BASIC  EARNINGS  (LOSS)  PER SHARE                 $       (0.58)  $      (0.11)
                                                   =============   ============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                     17,439,287     11,499,893
                                                   =============   ============

THE  COMPONENTS  OF  COMPREHENSIVE  LOSS:
  Net  (loss)                                      $ (10,031,000)  $ (1,284,000)
  Foreign  currency  translation  adjustment       $  (1,571,000)      (131,000)
                                                   -------------   ------------

COMPREHENSIVE  (LOSS)                              $ (11,602,000)  $ (1,415,000)
                                                   =============   ============



                See accompanying notes to financial statements.

                                ITS NETWORKS INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                        Common Stock
                                       As adjusted for
                                        stock split                                               Accumulated
                                     ------------------
                                      Number    $0.001   Additional     Prepaid                      Other          Total
                                        of        par     Paid-In     Syndication  Accumulated    Comprehensive  Stockholders'
                                      Shares     Value    Capital         Fees       Deficit          Loss          Deficit
                                     ---------  -------  -----------  ----------   -------------  -------------  --------------
Recapitalization as a result of
  Merger TSYN December 22, 2000       8,433,334    8,000    1,323,000          -      (1,721,000)             -       (390,000)
Equity of shell in stock
  acquisition of Technology Systems
  International,  Inc.  (TSYN")       2,225,000    2,000        4,000          -               -              -          6,000
Foreign  currency  translation
  adjustment, September 30, 2001              -        -            -          -               -          9,000          9,000
Net loss  for  the  year  ended
  September  30,  2001                        -        -            -          -      (1,058,000)             -     (1,058,000)
                                     ----------  -------  -----------  ---------    ------------    -----------    -----------

Balance,  September  30,  2001       10,658,334   10,000    1,327,000          -      (2,779,000)         9,000     (1,433,000)
Common  shares  issued  upon
  exercise  of  warrants                 10,000        -       16,000          -               -              -         16,000
Common stock issued for
  conversion of debt to equity        1,186,040    1,000    1,464,000          -               -              -      1,465,000
Common shares issued for cash,
  April  2002                             9,750        -       11,000          -               -              -         11,000
Common  shares  issued  for
  services                              241,500        -      195,000          -               -              -        195,000
Common stock options issued for
  advertising,  September  2002               -        -       84,000          -               -              -         84,000
Common  shares  issued  for
  syndication  costs,
  September  2002                       526,312    1,000      417,000   (418,000)              -              -              -
Common  shares  repurchased
  and  retired                         (125,000)       -       (5,000)         -               -              -         (5,000)
Foreign  currency  translation
  adjustment, September 30, 2002              -        -            -          -               -       (131,000)      (131,000)
Net (loss) for the year ended
  September  30,  2002                        -        -            -          -      (1,284,000)             -     (1,284,000)
                                     ----------  -------  -----------  ---------    ------------    -----------    -----------

Balance,  September  30,  2002       12,506,935   12,000    3,509,000   (418,000)     (4,063,000)      (122,000)    (1,082,000)
Common stock issued for conversion
  of  debt  to  equity                9,767,093   10,000    4,976,000          -               -              -      4,986,000
Common stock bonus for consulting
  services in lieu of cash payment      150,000        -       86,000          -               -              -         86,000
Common  shares  repurchased
  and  retired                           (3,750)               (6,000)         -                                        (6,000)
Foreign  currency  translation
  adjustment,  September  30,  2003           -        -            -          -               -      (1,449,000)   (1,449,000)
Net  (loss)  for  the  year  ended
  September  30,  2003                        -        -            -          -     (10,031,000)              -   (10,031,000)
                                     ----------  -------  -----------  ---------    ------------    -----------    -----------

Balance,  September  30,  2003       22,420,278  $22,000  $ 8,565,000  $(418,000)   $(14,094,000)   $ (1,571,000)  $(7,496,000)
                                     ==========  =======  ===========  =========    ============    ============   ===========


                See accompanying notes to financial statements.

                                ITS NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                                  Page 1 of 2

                                                         2003           2002
                                                    -------------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net (loss)                                        $(10,031,000)   $(1,284,000)
  Adjustments  to  reconcile  net  (loss)  to
    net  cash  used  in  operating  activities:
      Depreciation                                       367,000         52,000
      Bad debt expense                                   255,000        708,000
      Loss on disposition of assets                      110,000
      Non cash expenditures paid with stock               86,000        175,000
      Loss on impairment on goodwill                   6,637,000              -
    Decrease  (increase)  in  operating  assets:
      Accounts receivable - trade                       (249,000)       (98,000)
      Accounts receivable - other                       (116,000)             -
      Inventory                                          (59,000)             -
      Prepaid expenses                                     6,000        (16,000)
      Vendor and other deposits                         (115,000)       (24,000)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities         4,180,000        (84,000)
      Deferred Income                                  1,642,000              -
                                                    ------------    -----------
        Net cash provided by (used in)
          operating activities                         2,713,000       (571,000)
                                                    ------------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchased goodwill                                  (4,339,000)             -
  Purchase of property and equipment                  (1,427,000)      (107,000)
                                                    ------------    -----------

        Net cash (used in) investing activities       (5,766,000)      (107,000)
                                                    ------------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan proceeds from related parties                   3,906,000      1,010,000
  Loan proceeds from bank                                233,000              -
  Loan proceeds from tax agency                          480,000
  Loan principal payments                                      -     (1,223,000)
  Proceeds from sale of common stock                           -      1,063,000
  Cash paid for treasury stock                            (6,000)        (5,000)
                                                    ------------    -----------

        Net cash provided by financing activities      4,613,000        845,000
                                                    ------------    -----------

EFFECT OF EXCHANGE RATE                               (1,449,000)      (131,000)
                                                    ------------    -----------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH EQUIVALENTS                                       111,000         36,000

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING OF YEAR                                       48,000         12,000
                                                    ------------    -----------

CASH  AND  CASH  EQUIVALENTS,
  END OF YEAR                                       $    159,000    $    48,000
                                                    ============    ===========


                See accompanying notes to financial statements.

                               ITS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                                  Page 2 of 2

                                                         2003           2002
                                                    -------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash  paid  during  the  year  for:
    Interest                                        $     121,000   $    (1,000)


SUPPLEMENTAL  DISCLOSURE  OF  NONCASH  TRANSACTIONS:
  Stock issued as additional purchase
    consideration (Goodwill)                        $   2,297,500   $         -
                                                    =============   ===========
  Long-term debt converted to common stock          $   4,136,000   $ 1,465,000
                                                    =============   ===========
  Common stock issued for services received         $      86,000   $   708,000
                                                    =============   ===========
















                See accompanying notes to financial statements.

                               ITS NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


1.  THE  COMPANY

ITS Networks Inc. (the "Company") was incorporated in the State of Florida on November 23, 1998. On December 22, 2000, the Company issued 8,433,334 shares of common stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS Europe"), a Spanish telecommunications company. For accounting purposes, the acquisition has been recorded as a recapitalization of ITS Europe, with ITS Europe as the acquirer. The 8,433,334 shares, after the effect of the 1 for 2 reverse stock split on December 29, 2003, issued are treated as issued by ITS Europe for cash. ITS Europe was engaged in providing both prepaid and post paid long distance telephone calling services.

In December 2002 the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") for up to 1,500,000 shares of the Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, of the Company valued at $.9190 (after effect of reverse split) per share and the assumption of approximately 2,200,000 Euros of net debt. See Note 4 for further details on this acquisition. Teleconnect provided principally provided prepaid long distance services via the sale and servicing of prepaid telephone calling cards.

The consolidated financial statements include the accounts of ITS Europe, Teleconnect, and the Company. The Company is a provider of various telecommunication services and products within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.


2.  GOING  CONCERN

During the two years ended September 30, 2002 and 2003, the Company incurred net (losses) of ($1,284,000) and ($10,031,000), respectively. As of September 30, 2003, the Company had negative working capital of ($7,453,000) and a deficit net worth of ($7,496,000). These factors raise substantial doubt about the
Company's  ability  to  continue  as  a  going  concern.

Subsequent to the year ended September 30, 2003, the Company entered into an agreement with an individual to issue additional shares in the Company equal to 60% of the thereafter issued and outstanding stock for a purchase price of 2,900,000. As of the date of this report, the sale had not been finalized. See
Note  16  for  further  details.

Subsequent to the year ended September 30, 2003, the Company also sold its fixed line business operations for a price of up to 550,000. See Note 16 for further details.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.  SIGNIFICANT  ACCOUNTING  POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2003.

Consolidation Policies - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition - Revenues from the sale of prepaid calling cards is recognized as the time the cards is used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,650,000 and none as of September 30, 2003 and 2002 respectively.

Revenues from fixed line long distances charges are recognized at the time the services are rendered.

Inventory - Inventory consists primarily of unused calling cards. Inventories are stated at the lower of cost determined on the first in first out method, or cost.

Property and Equipment - Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred.

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

Foreign Currency Translation/Transactions - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro (formerly the Peseta), are generally translated into US dollars at the September 30, 2003 exchange rate. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign transaction gains and losses in the functional currencies are immaterial.


4.  CONCENTRATION  OF  CREDIT

The Company extends credit to customers for long distances services provided to fixed line customers. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of September 30, 2003 its allowance for loan losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of September 30, 2003, no customer accounted for 10% of accounts receivable. For the years ended September 30, 2003 and 2002, no customer accounted for more than 10% of total sales.


5.  ACQUISITION  OF  TELECONNECT  COMMUNICACIONES,  S.A.

In December 2002, the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") in consideration for the issuance of up to 1,500,000 shares of the Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003,of the Company valued to be valued at $.919 (after effect of reverse split) per share and the assumption of approximately 2,200,000 Euros of net debt. The stock issuance was subject to guarantees made by Teleconnect shareholders that Teleconnect liabilities will not exceed 2,200,000 Euro. Management anticipated that Teleconnect debts would sufficiently exceed the 2,200,000 Euro limit that no additional shares would be required to be issued.

Upon completion of the acquisition in December of 2002, which was treated as a purchase for financial reporting purposes, management determined that Teleconnect assets had been less and its liabilities more than believed based on due diligence. This resulted in the creation of $4,339,000 in goodwill associated with this acquisition before taking into consideration the value of any additional shares that might have been due the former Teleconnect shareholders.

On September 29, 2003, the Company entered into an agreement with the major former shareholders of Teleconnect whereby the Company agreed to waive the Net Debt calculations called for in the original stock purchase agreement and to issue the former Teleconnect shareholders the original 1,500,000 shares plus an additional 1,000,000 shares for a total of 2,500,000 shares of the Company's restricted common stock, after the effect of the reverse stock split on December 29, 2003. These 2,500,000 shares were valued at $.919 per share or a total consideration of $2,277,500.

Following this transaction, the Company had $6,636,000 in goodwill associated with the Teleconnect acquisition.

In accordance with Financial Accounting Standards Board Opinion No 142, the Company recognized an impairment loss of $6,636,000 during the fiscal year ended September 30, 2003. This impairment was recognized as a result of the failure of the Teleconnect acquisition to generate sufficient operating profits to support the carrying value of the goodwill.


Unaudited pro forma operating results for the fiscal year ended September 30, 2002 as if the acquisition had been effective October 1, 2002 are as follows:

     Pro  forma  sales                             $ 9,762,000
     Pro  forma  cost  of  sales                     7,508,000

     Pro  forma  gross  profit                       2,254,000
     Operating  expenses                             8,962,000

     (Loss)  from  operations                       (6,708,000)
     Other  (Expense)                                  (88,000)

     Net  (loss)  before  income  taxes             (6,796,000)
     Provision  for  income  taxes                           -
                                                   -----------
     Net  (loss)                                   $(6,796,000)
                                                   ===========


6.  PROPERTY  AND  EQUIPMENT

Property and equipment, substantially all of which is located in Spain, at September 30, 2003 was comprised as follows:

     Computers  and  switching  systems            $ 1,117,000
     Leasehold  improvements                           967,000
     Furniture  and  fixtures                          127,000
     Transportation  equipment                          13,000
                                                   -----------
          Total  at  cost                            2,224,000
     Less:  Accumulated  depreciation
          and  amortization                         (1,054,000)
                                                   -----------


     Net  Property  and  Equipment                 $ 1,170,000
                                                   ===========

The useful lives of property and equipment for purposes of computing depreciation are as follows:

     Computers  and  switching  systems             5-7  years
     Leasehold  improvements                          5  years
     Furniture  and  fixtures                         7  years
     Transportation  equipment                        4  years

All  depreciation  is computed on a straight line bases over their useful lives.

As of September 30, 2003, the Company had $365,612 in equipment held under capital lease agreements. This equipment held under capital lease agreements is included on computers and switching systems shown above.


7.  LOANS  FROM  RELATED  PARTIES

As of September 30, 2003, the Company had short term loans totaling $1,180,000 from shareholders. These loans due not bear interest, are unsecured, and are due upon demand.


8.  NOTE  PAYABLE  TO  BANK

As of September 30, 2003, the Company had a $233,000 ( 200,000) loan from a bank. This loan bears interest at the rate of 4.25% is unsecured and is due on December 12, 2003.


9.  LONG-TERM  DEBT

As of September 30, 2003, the Company had two loans due to shareholders totaling $1,049,000 ( 900,000). These notes are unsecured, bear interest at 10% per annum and are due on November 25, 2004. As additional consideration for this loan, these shareholders were granted stock options to purchase 3,000,000 shares of the company's stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, effective December 10, 2003 as follows:

     500,000  shares  at  an  exercise  price  of  $.50  per  share
     500,000  shares  at  an  exercise  price  of  $1.00  per  share
     500,000  shares  at  an  exercise  price  of  $1.20  per  share
     500,000  shares  at  an  exercise  price  of  $1.50  per  share
     500,000  shares  at  an  exercise  price  of  $2.00  per  share
     500,000  shares  at  an  exercise  price  of  $2.50  per  share

In addition during November of 2002, the Company entered into an agreement with Spanish taxing authorities to pay past due employment tax liabilities incurred during the period commencing in January of 2001 through April of 2002 totaling 412,356. Payment terms call for a sixty month payout with interest paid monthly at 4.24% per annum and principal payments ranging from 3,436 per month in year one to 10,309 per month in year five. As of September 30, 2003, $358,000 ( 309,000) of this debt is long term.

Maturities  on  long  term  debt  by  year  are  as  follows:

     Due  within  one  year          $  114,000
     Due  in  year  two               1,151,000
     Due  in  year  three               115,000
     Due  in  year  four                149,000
     Due  in  five  years                     -
     Thereafter                               -
                                     ----------
          Total                      $1,529,000
                                     ==========


10.  INCOME  TAXES

The Company's subsidiaries, ITS Europe and Teleconnect, file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 15 years. For the year ended December 31, 2002, the available tax loss carryforwards for ITS Europe and Teleconnect are 3,771,000 and 9,777,000 respectively. The utilization of these losses expires as follows:


                                       ITS  Europe          Teleconnect
          Year
          2010                           11,000 Euros              - Euros
          2011                           25,000 Euros              - Euros
          2012                           63,000 Euros              - Euros
          2013                           79,000 Euros              - Euros
            2014                        713,000 Euros        129,000 Euros
          2015                        1,319,000 Euros        638,000 Euros
          2016                          783,000 Euros      2,770,000 Euros
          2017                          778,000 Euros      6,240,000 Euros

          Total                       3,771,000 Euros      9,777,000 Euros

The  US  parent  Company   has   net  operating   loss   carryforwards  totaling
approximately $739,000, which is available to offset future parent Company taxable income in years 2021 to 2023.

The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company cannot be assured at this time that it will be able to utilize these loss carryforwards.

The  US  carryforward  expiration  years  and  amounts  are  as  follows:

                Year      Amount
                ----      ------
                2021    $    6,000
                2022       191,000
                2023       542,000
                        ----------
                        $  739,000
                        ==========

11.  OPERAATING  LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2005 Rent expense incurred in operating leases for the fiscal years ended September 30, 2003 and 2002 are $220,154 and $141,000 respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of on year as of September 30, 2003 for each of the next five years and in the aggregate are:

     Year  ended  September  30,                     Amount
             2004                                    $231,964
             2005                                    $210,575
             2006                                    $ 29,661
             2007                                           -
             2008                                           -
             Thereafter                                     -
                                                     --------

     Total  minimum  future  rental  payments        $472,200
                                                     ========

12.  CAPITAL  LEASES

The Company has entered into capital leases on equipment totaling $352,000 which is included in property and equipment described in Note 6 to the financial statements.

Minimum future lease payments under capital leases as of September 30, 2003 for each of the next five years and in the aggregate are as follows:

     Year  ended  September  30,                     Amount
             2004                                    $99,000
             2005                                      7,000
                                                    --------

          Total  minimum  lease  payments           $106,000
                                                    ========


13.  LITIGATION  AND  CONTINGENT  LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of September 30, 2003, the Company has accrued $216,000 to cover the anticipated cost of settling several small litigation matters.

During 2003, the Company underreported certain tax liabilities totaling $163,000 to the taxing authorities. These liabilities were correctly accrued for financial reporting purposes. It is management's intention to file amended returns reporting these underreported amounts. No liability has been accrued for any interest or penalties that might be association with filing these amended returns and paying the delinquent taxes.

14.  INFLATION

The Company believes that inflation has not had a material impact on its results of operations for the year ended September 30, 2003.

15.  PREFERRED  STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating.

16.  STOCK  TRANSACTIONS

During the year ended September 30, 2002, $1,465,000 of debt was converted to 1,186,036 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003. In addition the Company issued 136,250 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for legal and advertising services.

During the year ended September 30, 2002, the Company issued 125,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, as agreed upon in the employment contract with the president of the Company.

During the year ended September 30, 2002, the Company entered into an equity line of credit with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the equity line of credit agreement, the Company, at its discretion, will periodically sell to Cornell shares of Common Stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, Cornell will pay 95% of the lowest closing bid price on the Over-the-Counter Electronic Bulletin Board or other principal market on which our Common Stock is traded for the five consecutive trading days immediately following the notice date. On September 27, 2002, the Company issued 513,158 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for syndication fees for this equity line of credit. In addition, in connection with the Equity Line of Credit Agreement, we issued 13,158 shares of our Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, to Westrock Advisors, Inc. ("Westrock") as a placement agent fee. As of December 20, 2002, this line of credit has not become available as the shares covered under this equity line of credit have not been registered with the Securities and Exchange Commission. Given the change in market conditions up to September 2003, the decision was taken to cancel the equity line.

During the year ended September 30, 2002, the Company repurchased 125,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December

29, 2003, from the former president of the Company for $5,000. These treasury shares were treated as retired.

During the year ended September 30, 2003, the Company issued 9,767,092 shares of restricted common stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, in exchange for debts totaling $4,986,000. In addition 150,000 restricted shares, after the effect of the 1 for 2 reverse stock split on December 29, 2003, were issued for services rendered valued at $86,000 and 3,750 shares, after the effect of the 1 for 2 reverse stock split on December 29, 2003, that were repurchased for $6,000 and retired during that year.


17.  STOCK  WARRANTS  AND  OPTIONS

As of September 30, 2003, the Company has warrants outstanding to purchase 440,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, at the exercise price of $2.00 per share, which expire on or before December 24, 2004. Each of the warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon the exercise of the warrants in the event of stock dividends, stock splits, reorganization and reclassifications and consolidations.

During the fiscal year ended September 30, 2002, the Company has issued outstanding stock options covering 315,790 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003,exercisable at $.20 per share until March 27, 2007 for advertising services rendered. For financial reporting purposes, these options were valued at $84,000, which were treated as advertising expense with an offset to additional paid in capital.

Stock options for an additional 3,000,000 shares of stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, were issued during the fiscal year ended September 30, 2003. These options are exercisable on or after December 10, 2003. These stock options expire on November 28, 2007. See Note 9 above for option exercise prices.

As of March 30, 2003, the Company had not issued stock options through the employee stock-based compensation plan, described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended September 30, 2003, and 2002 related to its stock option plan under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings (loss) and net earnings (loss) per share would have increased to the pro forma amounts shown below for the years ending September 30, 2003 and 2002:

                                                          2003          2002
                                                     -------------  ------------

     Pro  forma  net  (loss)  applicable
     to  common  stockholders                        $(10,031,000)  $(1,284,000)

     Less:  Total  stock  based  compensation
     expense  determined  under  fair  value
     based  method  for  all  awards,  net
     of  related  tax  effect                                   -             -
                                                     ------------   -----------

     Pro forma net (loss)  per common  share         $(10,031,000)  $(1,284,000)
                                                     ============   ===========


                                                          2003          2002
                                                     ------------   -----------

Earnings  (loss)  per  share:

Basic  -  as  reported                               $      (0.58)   $    (0.11)
                                                     ============    ==========

Basic  -  pro  forma                                 $      (0.58)   $    (0.11)
                                                     ============    ==========

Diluted  -  as  reported                             $      (0.58)   $    (0.11)
                                                     ============    ==========

Diluted  -  pro  forma                               $      (0.58)   $    (0.11)
                                                     ============    ===========

      Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

                                                                2003
                                                     ------------------------
                                                       Shares
                                                    (After  the
                                                effect  of  the  1
                                                  for  2  reverse        Average
                                                 stock  split  on       Exercise
                                               December  29,  2003)       Price
                                               --------------------     ---------
Outstanding  at  beginning  of  year                   315,790          $   0.10

Granted  at  market  value                           3,440,000              3.45

Exercised                                                    -                 -

Expired                                                      -                 -
                                                     ---------          --------

Outstanding  at  the  end  of  year                  3,755,790          $   3.65
                                                     =========          ========

                          Options  Outstanding             Options  Exercisable
                 --------------------------------------   -----------------------
                     Shares        Average     Average      Shares       Average
                   Outstanding    Remaining    Exercise   Outstanding    Exercise
                     9/30/03    Life  (Years)   Price      9/30/03        Price
                   -----------  -------------  --------   ------------   --------
$0.20                 315,790        3.5        $ 0.20       315,790     $ 0.10
$2.00                 440,000        1.2          2.00       440,000       1.00
$0.50  -  $2.50     3,000,000        4.2          1.45     3,000,000       0.725
                    ---------                   ------     ---------     -------

                    3,755,790                   $ 3.65     3,755,790     $ 1.825
                    =========                   ======     =========     =======

18.  STOCK  OPTION  PLANS

During the year ended September 30, 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 1,250,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions.

During the year ended September 30, 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the "Consultant Plan"), which reserves 1,000,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions.

No awards of stock options, stock appreciation rights, or stock bonuses have been granted to employees or consultants as of September 30, 2003, except for a stock bonus of a net 9,750 shares of common stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, which was awarded during the fiscal year ended September 30, 2002.


19.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 17,439,287 in 2003 and 11,499,893, after the effect of the 1 for 2 reverse stock split on December 29, 2003, in 2002.

Diluted earnings per share was not disclosed as of September 30, 2003 and 2002 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 755,790 share and 3,440,000 shares were outstanding at September 30, 3002 and 2003, respectively as adjusted for the reverse stock split.


20.  SUBSEQUENT  EVENTS

During November of 2003, the Company entered into an agreement with a third party to sell its post paid long distance business. The sales price was set at 550,000 subject to a downward price adjustment should revenues generated from the accounts sold be less than 137,000 during the month of April 2004. Should revenues for the sold accounts be less than 137,000 during April 2004, the purchase price would be adjusted downward to equal four times April 2004 revenues. During November 2003, the purchaser paid 400,000 directly to one of the Company's creditors in partly settlement of this purchase obligation. Based on a sales price of 550,000, the management anticipates the Company will recognized a pre tax gain of approximately $360,000.

Effective November 28, 2003, the Company entered into an agreement with an individual to issue restricted common stock of the Company equal to 60% of the then issued and outstanding stock for a consideration of 2,900,000. As of the date of this report, this transaction has not been finalized.

On December 29, 2003, the Company had a 1 for 2 reverse stock split. The effects of this reserve stock split have been reflected retroactively in the September 30, 2003 financial statements.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


January  30,  2003                     ITS  Networks  Inc.


                                       By:/s/Gustavo  Gomez
                                          --------------------------------------
                                          Gustavo  Gomez
                                          Director,  President  and  Treasurer


                                       By:/s/Herman  de  Haas
                                          --------------------------------------
                                          Chief  Financial  Officer,
                                          Executive  Vice  President  and
                                          Principal  Accounting  and
                                          Financial  Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January  30,  2004                     By:/s/Gustavo  Gomez
                                          --------------------------------------
                                          Gustavo  Gomez
                                          Director, President  and  Treasurer



                                       By:/s/Herman  de  Haas
                                          --------------------------------------
                                          Director,  Chief  Financial  Officer,
                                          Executive  Vice  President  and
                                          Principal  Accounting  and  Financial
                                          Officer

                           INDEX OF EXHIBITS ATTACHED

Exhibit                         Description
-------                         -----------

1(iii)                                 The Amendment to the Articles of
                                       Incorporation filed on  February  26,
                                       2003.

10.  Material  Contracts:

     10(a) Agreement to amend and resolve disputes between the Company and former shareholders of Teleconnect
..                                      Comunicaciones, S.A. under Stock  Swap
                                       Agreement  of  November  2002.

     10(b) Consulting Agreement between Teleconnect Comunicationes, S.A. and Yves Horoit.

     10(c)                             Consulting  Agreement  with Lawrence
                                       Skolnik  dated September  10,  2003.

21.  A  description  of  the
     subsidiaries of the Company       Description of the subsidiaries of the
                                       Company.

23.  Consent of Murrell,  Hall,
     McIntosh &  Co.,  PLLP            Consent of Murrell, Hall, McIntosh & Co.,
                                       PLLP, independent  auditor


99.1  Certification of Gustavo  Gomez

99.2  Certification of Herman de Haas

99.3  Certification of Gustavo Gomez
      and  Herman  de  Haas