Form 10QSB
period 2003-12-31
ITS NETWORKS INC
filed 2004-02-19
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

     ______________________________N/A_____________________________________
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 32,478,280 shares at February 18, 2004.

     Transitional  Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                ITS NETWORKS INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  as  of
     December  31,  2003  (Unaudited)                                          3

     Condensed  Consolidated  Statements  of  Operations
     for  the  three months ended  December  31,  2003
     and  2002  (Unaudited)                                                    4

     Condensed Consolidated Statements of Changes in
     Stockholders' Deficit for the three months ended
     December 31, 2003 and the years ended September 30,
     2003 and 2002 (Unaudited)                                                 5

     Condensed  Consolidated  Statements  of  Cash  Flows
     for  the three months ended  December  31,  2003  and
     2002  (Unaudited)                                                         6

     Notes  to  Condensed  Consolidated  Financial  Statements                 8

Item  2.  Management's Discussion  and  Analysis  or Plan of Operations       12

Item  3.  Controls  and  Procedures                                           14

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  16

Item  2.  Changes  in  Securities                                             16

Item  3.  Defaults  upon  Senior  Securities                                  16

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         16

Item  5.  Other  Information                                                  16

Item  6.  Exhibits  and  Reports  on  Form  8-K                               16

Signatures                                                                    18

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                ITS NETWORKS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                  (Unaudited)

                                     ASSETS

CURRENT  ASSETS:
  Cash  and  cash  equivalents                                    $     271,000
  Accounts  receivable  -  trade,  net  of  allowance
    for  doubtful  accounts  of  $1,035,000                             365,000
  Accounts  receivable  -  other                                        122,000
  Inventory                                                              64,000
  Prepaid  expenses                                                      30,000
                                                                  -------------
      Total  current  assets                                            852,000
                                                                  -------------

PROPERTY  AND  EQUIPMENT,  NET                                        1,074,000
                                                                  -------------

OTHER  ASSETS:
  Vendor  deposits                                                      213,000
                                                                  -------------

                                                                  $   2,139,000
                                                                  =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  -  trade                                         3,669,000
  Accrued  liabilities                                                  802,000
  Current  portion  of  obligation  under  capital  lease                83,000
  Notes  payable  to  bank                                              253,000
  Current  portion  of  payment  obligation  to
    taxing  authority                                                    82,000
  Loans  from  related  parties                                       3,041,000
  Deferred  income                                                    2,818,000
                                                                  -------------

      Total  current  liabilities                                    10,748,000
                                                                  -------------

LONG-TERM  DEBT
  Payment  obligation  to  tax authority,  net
    of current portion shown above                                      291,000
                                                                  -------------

STOCKHOLDERS'  DEFICIT:
  Preferred  stock;  par  value  of  $0.001,
    5,000,000  shares authorized,  no  shares  outstanding                    -
  Common  stock;  par  value  of  $0.001,
    100,000,000  shares authorized,  23,570,278
    shares  outstanding                                                  24,000
  Additional  paid-in  capital                                        8,678,000
  Less:  Prepaid  syndication  fees                                    (418,000)
  Accumulated  (deficit)                                            (14,891,000)
  Effect  of  cumulative  translation  adjustment                    (2,293,000)
                                                                  -------------

      Total  stockholders'  (deficit)                                (8,900,000)
                                                                  -------------

                                                                  $   2,139,000
                                                                  =============


   See accompanying summary of accounting policies and notes to the financial statements.

                                ITS NETWORKS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three  months  ended
                                                          December  31,
                                            -------------------------------------
                                                   2003                  2002
                                            ----------------     ----------------
SALES                                       $   1,472,000          $    927,000

COST  OF  GOODS  SOLD  (exclusive  of
  depreciation shown  separately  below)        1,571,000               667,000
                                            -------------          ------------

GROSS  PROFIT (LOSS)                              (99,000)              260,000
                                            -------------          ------------

OPERATING  EXPENSES:
  Selling, general and administrative
    expenses                                      592,000               733,000
  Depreciation                                     79,000                52,000
  Bad  debt  expense                                    -                13,000
  Impairment  on  goodwill                              -             3,254,000
                                            -------------          ------------

           Total  operating  expenses             671,000             4,052,000
                                            -------------          ------------

(LOSS)  FROM  OPERATIONS                         (770,000)           (3,792,000)
                                            -------------          ------------

OTHER  INCOME  (EXPENSES):
  Interest  expense                               (27,000)               (6,000)
                                            -------------          ------------

(LOSS)  BEFORE  INCOME  TAXES                    (797,000)           (3,798,000)

PROVISION  FOR  INCOME  TAXES                           -                     -
                                            -------------          ------------

NET (LOSS)                                  $    (797,000)         $ (3,798,000)
                                            =============          ============

BASIC  EARNINGS  (LOSS)  PER SHARE          $       (0.04)         $      (0.30)
                                            =============          ============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING              22,420,297            12,506,935
                                            =============          ============

THE COMPONENTS OF COMPREHENSIVE LOSS:
  Net  (loss)                               $    (797,000)         $ (3,798,000)
  Foreign currency translation adjustment        (722,000)             (819,000)
                                            -------------          ------------

COMPREHENSIVE  (LOSS)                       $  (1,519,000)         $ (4,617,000)
                                            =============          ============


   See accompanying summary of accounting policies and notes to the financial statements.

                                ITS NETWORKS INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)


                                    Common Stock                                              Accumulated
                                 ------------------
                                  Number    $0.001   Additional     Prepaid                      Other          Total
                                    of        par     Paid-In     Syndication  Accumulated    Comprehensive  Stockholders'
                                  Shares     Value    Capital         Fees       Deficit          Loss          Deficit
                                 ---------  -------  -----------  ----------   -------------  -------------  --------------
Recapitalization as a result of
  Merger TSYN December 22, 2000  8,433,334  $ 8,000  $1,323,000   $       -    $ (1,721,000)  $         -    $   (390,000)
Equity  of  shell  in  stock
  acquisition  of  Technology
  Systems International, Inc.
  (TSYN")                        2,225,000    2,000       4,000           -               -             -           6,000
Foreign currency translation
  adjustment, September 30, 2001         -        -           -           -               -         9,000           9,000
Net loss for the year ended
  September  30,  2001                   -        -           -           -      (1,058,000)            -      (1,058,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

Balance, September 30, 2001     10,658,334   10,000   1,327,000           -      (2,779,000)        9,000      (1,433,000)
Common shares issued upon
  exercise of warrants              10,000        -      16,000           -               -             -          16,000
Common stock issued for
  conversion of debt to
  equity                         1,186,040    1,000   1,464,000           -               -             -       1,465,000
Common shares issued for
  cash, April  2002                  9,750        -      11,000           -               -             -          11,000
Common shares issued for
  services                         241,500        -     195,000           -               -             -         195,000
Common stock options issued
  for advertising,
  September 2002                         -        -      84,000           -               -             -          84,000
Common shares issued for
  syndication costs,
  September 2002                   526,311    1,000     417,000    (418,000)              -             -               -
Common shares repurchased
  and  retired                    (125,000)       -      (5,000)          -               -             -          (5,000)
Foreign currency translation
  adjustment,
  September  30,  2002                   -        -           -           -               -      (131,000)       (131,000)
Net (loss) for the year
  ended September 30, 2002               -        -           -           -      (1,284,000)            -      (1,284,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

Balance, September 30, 2002     12,506,935   12,000   3,509,000    (418,000)     (4,063,000)     (122,000)     (1,082,000)

Common stock issued for
  conversion of debt to equity   9,767,093   10,000   4,976,000           -               -             -       4,986,000
Common stock bonus for
  consulting services  in
  lieu  of  cash  payment          150,000        -      86,000           -               -             -          86,000
Common shares repurchased
  and  retired                      (3,750)              (6,000)          -                                        (6,000)
Foreign currency translation
  adjustment, September 30,
  2003                                   -        -           -           -               -    (1,449,000)     (1,449,000)
Net (loss) for the year ended
  September  30,  2003                   -        -           -           -     (10,031,000)            -     (10,031,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

Balance, September 30, 2003     22,420,278   22,000   8,565,000    (418,000)    (14,094,000)   (1,571,000)     (7,496,000)


Common  stock  issued  for
  cash 12/23/2003                1,150,000    2,000     113,000                                                   115,000
Foreign currency translation
  adjustment, December 31, 2003          -        -           -           -               -      (722,000)       (722,000)
Net (loss) for the three
  months ended December  31,
  2003                                   -        -           -           -        (797,000)            -        (797,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

                                23,570,278  $24,000  $8,678,000   $(418,000)  $ (14,891,000)  $(2,293,000)   $ (8,900,000)
                                ==========  =======  ==========   =========   =============   ===========    ============


   See accompanying summary of accounting policies and notes to the financial statements.

                                ITS NETWORKS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Three  months  ended  December  31,
                                            ------------------------------------
                                                   2003                 2002
                                            ----------------    ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                               $      (797,000)     $   (3,798,000)
  Adjustments to reconcile net (loss) to
  net cash used in operating activities:
    Depreciation                                     79,000              52,000
    Bad  debt  expense                                    -              13,000
    Loss on write down  and  disposition
      of  assets                                     24,000              13,000
    Loss  on  impairment on goodwill                      -           3,254,000
  Decrease (increase) in operating
  assets:
    Accounts  receivable  -  trade                 (166,000)            229,000
    Accounts  receivable  -  other                   97,000                   -
    Inventory                                        (5,000)             45,000
    Prepaid  expenses                               (20,000)             55,000
    Vendor  and  other  deposits                     (4,000)              30,00
  Increase (decrease)  in
  operating  liabilities:
    Accounts payable and accrued liabilities       (375,000)         (1,668,000)
    Deferred  Income                              1,168,000                   -
                                            ---------------      --------------
      Net  cash  provided  by  (used  in)
        operating  activities                         1,000          (1,775,000)
                                            ---------------      --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  property  and  equipment             (7,000)            (17,000)
                                            ---------------      --------------

      Net  cash  (used  in)  investing
        activities                                   (7,000)            (17,000)
                                            ---------------      --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties            812,000           2,642,000
  Loan  proceeds  from  bank                         20,000                   -
  Loan  principal  payments                        (107,000)                  -
  Proceeds  from  sale  of  common  stock           115,000                   -
                                            ---------------      --------------

      Net  cash  provided  by  financing
        activities                                  840,000           2,642,000
                                            ---------------      --------------

EFFECT  OF  EXCHANGE  RATE                         (722,000)           (819,000)
                                            ---------------      --------------

NET  INCREASE  IN  CASH  AND
  CASH  EQUIVALENTS                                 112,000              31,000

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  YEAR                               159,000             202,000
                                            ---------------      --------------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  YEAR                             $       271,000      $      233,000
                                            ===============      ==============


   See accompanying summary of accounting policies and notes to the financial statements.

                               ITS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             Three  months  ended  December  31,
                                            ------------------------------------
                                                   2003                 2002
                                            ----------------    ----------------
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW
  INFORMATION:
  Cash  paid  during  the  year  for:
    Interest                                $        27,000      $       (6,000)
                                            ===============      ==============

SUPPLEMENTAL  DISCLOSURE  OF  NONCASH
  TRANSACTIONS:
    Long-term debt converted to
      common stock                          $             -      $   (1,379,000)
                                            ===============      ==============


































     See accompanying summary of accounting policies and notes to financial statements.

                       ITS NETWORKS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                  (Unaudited)


1.  THE  COMPANY

     ITS Networks Inc. (the "Company") was incorporated in the State of Florida on November 23, 1998. On December 22, 2000, the Company issued 8,443,334 (post split) shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS Europe"), a Spanish telecommunications company. For accounting purposes, the acquisition has been recorded as a recapitalization of ITS Europe, with ITS Europe as the acquirer. The 8,433,334 (post split) shares issued are treated as issued by ITS Europe for cash.

     In December 2002 the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") for up to 1,500,000 (post split shares of the Common Stock of the Company and the assumption of approximately 2,200,000 Euros of net debt. This agreement was subsequently amended giving the former Teleconnect shareholders a total of 2,500,000 (post split) shares of the Company's common stock.

     This resulted in the creation of $6,637,000 in goodwill associated with this acquisition. There is substantial doubt about the Company's ability to realize all of the goodwill associated with this acquisition and the goodwill was considered fully impaired and charged to operations during the year ended September 30, 2003.

     Results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-KSB for its fiscal year ended September 30, 2003.

     The Company is a provider of pre-paid telephone cards and other telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2.  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     As shown in the accompanying financial statement, the Company incurred losses of $(797,000) and $(3,798,000) for the three months ended December 31, 2003 and 2002, respectively. In addition, the Company has incurred substantial losses since its inception. As of December 31, 2003, current liabilities exceed current assets by $9,896,000 and total liabilities exceed total assets by $8,900,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

3.  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2003.

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

4.  INCOME  TAXES

     The Company's wholly-owned subsidiaries, ITS Europe, S.L. and Teleconnect file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of ten years. For the year ended September 30, 2002, the available tax loss ITS Europe has accumulated is $3,771,000, which may be used to offset future taxable income. Teleconnect, which was acquired in December 2002, has available tax losses of approximately $9,777,000 as of December 31, 2002. The utilization of the loss expires in years from 2005 to 2017. The Company cannot use any of the tax losses of ITS Europe or Teleconnect to offset any future U.S. taxable income. The U.S. parent Company has net operating loss carry forwards totaling approximately $739,000, which is available to offset any future parent Company taxable income in the United States in years 2021 to 2022.

     The Company has a deferred tax asset principally due to net operating loss carry forwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company can not be assured at this time that it will be able to utilize these loss carryforwards.

5.  LITIGATION

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2003, the Company has accrued 96,000 Euros for the settlement of pending litigation.

6.  LOANS  PAYABLE

     At December 31, 2003, the Company has loans payable to related parties totaling $3,041,000, all of which is due within the next twelve months.

7.  REVERSE  STOCK  SPLIT

     On December 29, 2003, the Company underwent a two for one reverse stock split. The effects of this reverse split are shown retroactively in these financial statements and the notes thereto.

8.  SALE  OF  POST  PAID  BUSINESS

     Effective November 1, 2003, the Company sold its post paid business accounts to a third party. This sale was not recognized for financial reporting purposes as the sale price is not determinable at the current time. Terms of the sale call for the purchase price to be 550,000 euro subject to the following adjustment, if revenues generated from this business are less than 137,000 euro for the month of April 2004, the sales price will be reduced to four times April 2004 revenues, likewise if revenues for April 2004 exceed 137,000 euro, the purchase price will be adjusted upwards to four times April revenues. On
November 20, 2003, the Company received a 400,000 euro payment towards this sale, the proceeds of which went directly to one of the Company's carriers in partial payment of past due charges.

For financial reporting purposes, the Company did not recognize the sale during the period ended December 31, 2003 but recorded deferred income in the amount of 505,000 euro representing the estimated sales price of 550,000 euro less 45,000 euro in related costs. The sale will be recognized for financial reporting purposes at such time as the sales price is determinable.

9.  AGREEMENT  TO  SELL  ADDITIONAL  SHARES  OF  COMMON  STOCK

     On November 28, 2003 the Company entered into an agreement with an investor whereby the investor agreed to acquire sufficient shares to give the investor
60% of the issued and outstanding shares of the Company's common stock at closing in consideration for a purchase price of 2,900,000 euros. This transaction had not been finalized as of the date of this report.

ITEM  2.  MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OR  RESULTS  OF  OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS MAY INCLUDE CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company's consolidated financial condition and results of operations should be read in connection with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the condensed consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the growth of its operations and the ability of the Company to operate profitably.

Significant  Accounting  Estimates  and  Policies
-------------------------------------------------

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist Goodwill is tested by comparing net book value of the reporting entity to fair value. Management's assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

     Segment Reporting. We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, telecommunications systems and related services.

     Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of December 31, 2003 the Company has negative working capital of $(9,896,000) and a deficit net worth of $8,900,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.


COMPARISON  OF  THE  THREE  MONTHS  ENDED  DECEMBER  31,  2003  AND  2002

     We incurred a $(797,000) net loss for the three months ended December 31, 2003 as compared to a net loss of $(3,798,000) during the comparable period in 2002. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

     Sales for the three months ended December 31, 2003, increased 59% to $1,472,000 from $927,000 for the quarter ended December 31, 2002. This increase in revenues is attributable to primarily to the inclusion in 2003 of three months of Teleconnect revenues as compared to one month in 2002, offset in part by the sale of the post paid business effective November 1, 2003.

COST  OF  GOODS  SOLD

     Cost  of  goods  sold  increased 135% to $1,571,000 during the three months ended December 31, 2003 from $667,000 during the same period in 2002. This increase was due primarily to a combination of aggressive pricing policies combined with unexpectedly high line costs. The high line costs were attributable to the Company's inability to access cheaper carriers who required prepayment for their services. The aggressive pricing polices were implemented to raise cash and increase market share.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased 19% to $592,000 during the three months ended December 31, 2003 as compared to $733,000 for the comparable period in 2002. This decrease is due to cost cutting measures implemented by management.

DEPRECIATION

     Depreciation expense increased 52% to $79,000 during the three months ended December 31,2003 as compared to $52,000 for the comparable period in 2002. This is due primarily to the acquisition of additional equipment through the Company's acquisition of Teleconnect in December 2002.

BAD  DEBT  EXPENSE

     The Company had no bad debts expense during the three months ended December 31, 2003 as compared to $13,000 during the comparable period in 2002. This was due to improved credit extension and collection procedures.

IMPAIRMENT  ON  GOODWILL

     During the three months ended December 31, 2002, the Company recognized a $3,254,000 impairment on the goodwill it recorded in connection with the acquisition of Teleconnect. Goodwill was fully impaired for financial reporting purposes as of September 30, 2003, therefore the Company had no impairment loss during the three months ended December 31, 2003.

INTEREST  EXPENSE

     The Company incurred interest expenses of $27,000 during the quarter ended December 31, 2003. No interest expense was incurred during the comparable period in 2002. This interest expense is associated primarily with Teleconnect debts.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2003, the Company had negative working capital of approximately $(9,896,000), compared to negative working capital of $(7,664,000) at December 31, 2002.

     The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurances.

     The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholder loans, the exchange of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

     The Company intends to sell its Common Stock and/or borrow additional funds from investors to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debts of Teleconnect.

     Effective November 1, 2003, the Company sold its post paid business accounts to a third party. This sale was not recognized for financial reporting purposes as the sale price is not determinable at the current time. Terms of the sale call for the purchase price to be 550,000 euro subject to the following adjustment, if revenues generated from this business are less than 137,000 euro for the month of April 2004, the sales price will be reduced to four times April 2004 revenues, likewise if revenues for April 2004 exceed 137,000 euro, the purchase price will be adjusted upwards to four times April revenues. On
November 20, 2003, the Company received a 400,000 euro payment towards this sale, the proceeds of which went directly to one of the Company's carriers in partial payment of past due charges.

     For financial reporting purposes, the Company did not recognize the sale during the period ended December 31, 2003 but recorded deferred income in the amount of 505,000 euro representing the estimated sales price of 550,000 euro less 45,000 euro in related costs. The sale will be recognized for financial reporting purposes at such time as the sales price is determinable.

     On November 28, 2003 the Company entered into an agreement with an investor whereby the investor agreed to acquire sufficient shares to give the investor
60% of the issued and outstanding shares of the Company's common stock at closing in consideration for a purchase price of 2,900,000 euros. This transaction had not been finalized as of the date of this report.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table is a recap of the Company's contractual obligations as of December 31, 2003.

  Contractual Obligations             Payments Due by Period
  -----------------------             ----------------------
                                                  Less  Than     One  to
                                      Total       One  Year    Three  Years
                                      -----       ----------   ------------
     Long-term  Debt              $ 1,137,000   $    846,000   $    291,000

     Operating  Losses                472,000        232,000        240,000

     Service  Agreements              988,000        290,000        698,000
                                  -----------   ------------   ------------

     Total Contractual Cash
     Obligations                  $ 2,597,000   $  1,368,000   $  1,229,000
                                  ===========   ============   ============

ITEM  3.  CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer (collectively, the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II

                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2003, the Company has accrued $118,000 for the settlement of pending litigation.

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended December 31, 2003, the Company effected a one-for-two (1-for-2) reverse stock split of its outstanding common stock. The trading symbol for the common stock of the Company was changed from ITSN to ITST.

     During  December  2003,  the  Company  issued  a  total of 1,506,757 shares
(post-split) of the restricted common stock to 59 former shareholders of Teleconnect Comunicaciones, S.A. which the Company acquired in November 2002 in order to resolve and settle disputes regarding the terms of the acquisition and to convert debt of 1,300,000 Euros held by certain former Teleconnect shareholders into common stock of the Company (1,000,001 shares) in reliance upon Regulation S under the Securities Act of 1933, as amended.

     During December 2003, the Company issued 1,150,000 shares (post-split) of its restricted common stock to Henricus Matheus van Dunn for $.10 per share in reliance upon Regulation S under the Securities Act of 1933, as amended.

     During December 2003, the Company issued 20,000 shares (post-split) of its restricted common stock to Charles A. Moskowitz for consulting services in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     No matter was submitted to a vote of the security holders of the Company during the three month period ended December 31, 2003.

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  Reports  on  Form  8-K:

     The Company filed a Form 8-K current report and Form 8-K/A report (Item 1) regarding a Purchase Agreement dated November 28, 2003, between the Company and Mr. Henrick van Elst to sell restricted common stock of the Company to Mr. van Elst that would then represent approximately 60% of the total issued and outstanding common stock of the Company for a purchase price of 2,900,000 Euros. This transaction would cause a change in control of the Company. However, this transaction has been delayed and has not closed as of the date of the filing of this Form 10-QSB.

     (B)  Exhibits

          99.1  Certification  of  Gustavo  Gomez

          9.2  Certification  of  Herman  de  Haas

          99.3  Certification  of  Gustavo  Gomez  and  Herman  de  Haas

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February  19,  2004

ITS  Networks  Inc.

By:  /s/  Gustavo  Gomez                 By:  /s/  Herman  de  Haas
     -----------------------------            -------------------------------
     Gustavo Gomez, Director,                 Herman  de  Haas,
     Chief Executive Officer,                 Director, Executive Vice
     President, Chief Financial               President and Chief Operating
     Officer and Treasurer                    Officer

                                INDEX TO EXHIBITS

Exhibit  No.          Description

99.1               Certification  of  Gustavo  Gomez

99.2               Certification  of  Herman  de  Haas

99.3               Certification  of  Gustavo  Gomez  and  Herman  de  Haas