Form 10QSB/A
period 2003-12-31
ITS NETWORKS INC
filed 2004-05-20
CIK 1101688

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
                                                                  -------------
      Total  current  assets                                            852,000
                                                                  -------------

PROPERTY  AND  EQUIPMENT,  NET                                        1,074,000
                                                                  -------------

OTHER  ASSETS:
  Vendor  deposits                                                      212,000
                                                                  -------------

                                                                  $   2,138,000
                                                                  =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  -  trade                                     $   3,669,000
  Accrued  liabilities                                                  802,000
  Current  portion  of  obligation  under  capital  lease                83,000
  Notes  payable  to  bank                                              253,000
  Current  portion  of  payment  obligation  to
    taxing  authority                                                    82,000
  Loans  from  related  parties                                       3,041,000
  Deferred  income                                                    2,595,000
                                                                  -------------

      Total  current  liabilities                                    10,525,000
                                                                  -------------

LONG-TERM  DEBT
  Payment  obligation  to  tax authority,  net
    of current portion shown above                                      291,000
                                                                  -------------

STOCKHOLDERS'  DEFICIT:
  Preferred  stock;  par  value  of  $0.001,
    5,000,000  shares authorized,  no  shares  outstanding                    -
  Common  stock;  par  value  of  $0.001,
    100,000,000  shares authorized,  23,570,278
    shares  outstanding                                                  24,000
  Additional  paid-in  capital                                        8,678,000
  Less:  Prepaid  syndication  fees                                    (418,000)
  Accumulated  (deficit)                                            (14,681,000)
  Effect  of  cumulative  translation  adjustment                    (2,281,000)
                                                                  -------------

      Total  stockholders'  (deficit)                                (8,678,000)
                                                                  -------------

                                                                  $   2,138,000
                                                                  =============



   See accompanying summary of accounting policies and notes to the financial statements.

                                ITS NETWORKS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three  months  ended
                                                          December  31,
                                            -------------------------------------
                                                   2003                  2002
                                            ----------------     ----------------
SALES                                       $   1,682,000          $    927,000

COST  OF  GOODS  SOLD  (exclusive  of
  depreciation shown  separately  below)        1,571,000               667,000
                                            -------------          ------------

GROSS  PROFIT (LOSS)                             111,000                260,000
                                            -------------          ------------

OPERATING  EXPENSES:
  Selling, general and administrative
    expenses                                      592,000               733,000
  Depreciation                                     79,000                52,000
  Bad  debt  expense                                    -                13,000
  Impairment  on  goodwill                              -             3,254,000
                                            -------------          ------------

           Total  operating  expenses             671,000             4,052,000
                                            -------------          ------------

(LOSS)  FROM  OPERATIONS                         (560,000)           (3,792,000)
                                            -------------          ------------

OTHER  INCOME  (EXPENSES):
  Interest  expense                               (27,000)               (6,000)
                                            -------------          ------------

(LOSS)  BEFORE  INCOME  TAXES                    (587,000)           (3,798,000)

PROVISION  FOR  INCOME  TAXES                           -                     -
                                            -------------          ------------

NET (LOSS)                                  $    (587,000)         $ (3,798,000)
                                            =============          ============

BASIC  EARNINGS  (LOSS)  PER SHARE          $       (0.03)         $      (0.30)
                                            =============          ============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING              22,420,297            12,506,935
                                            =============          ============

THE COMPONENTS OF COMPREHENSIVE LOSS:
  Net  (loss)                               $    (587,000)         $ (3,798,000)
  Foreign currency translation adjustment        (710,000)             (819,000)
                                            -------------          ------------

COMPREHENSIVE  (LOSS)                       $  (1,297,000)         $ (4,617,000)
                                            =============          ============


   See accompanying summary of accounting policies and notes to the financial statements.

                                ITS NETWORKS INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)


                                    Common Stock                                              Accumulated
                                 ------------------
                                  Number    $0.001   Additional     Prepaid                      Other          Total
                                    of        par     Paid-In     Syndication  Accumulated    Comprehensive  Stockholders'
                                  Shares     Value    Capital         Fees       Deficit          Loss          Deficit
                                 ---------  -------  -----------  ----------   -------------  -------------  --------------
Recapitalization as a result of
  Merger TSYN December 22, 2000  8,433,334  $ 8,000  $1,323,000   $       -    $ (1,721,000)  $         -    $   (390,000)
Equity  of  shell  in  stock
  acquisition  of  Technology
  Systems International, Inc.
  (TSYN")                        2,225,000    2,000       4,000           -               -             -           6,000
Foreign currency translation
  adjustment, September 30, 2001         -        -           -           -               -         9,000           9,000
Net loss for the year ended
  September  30,  2001                   -        -           -           -      (1,058,000)            -      (1,058,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

Balance, September 30, 2001     10,658,334   10,000   1,327,000           -      (2,779,000)        9,000      (1,433,000)
Common shares issued upon
  exercise of warrants              10,000        -      16,000           -               -             -          16,000
Common stock issued for
  conversion of debt to
  equity                         1,186,040    1,000   1,464,000           -               -             -       1,465,000
Common shares issued for
  cash, April  2002                  9,750        -      11,000           -               -             -          11,000
Common shares issued for
  services                         241,500        -     195,000           -               -             -         195,000
Common stock options issued
  for advertising,
  September 2002                         -        -      84,000           -               -             -          84,000
Common shares issued for
  syndication costs,
  September 2002                   526,311    1,000     417,000    (418,000)              -             -               -
Common shares repurchased
  and  retired                    (125,000)       -      (5,000)          -               -             -          (5,000)
Foreign currency translation
  adjustment,
  September  30,  2002                   -        -           -           -               -      (131,000)       (131,000)
Net (loss) for the year
  ended September 30, 2002               -        -           -           -      (1,284,000)            -      (1,284,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

Balance, September 30, 2002     12,506,935   12,000   3,509,000    (418,000)     (4,063,000)     (122,000)     (1,082,000)

Common stock issued for
  conversion of debt to equity   9,767,093   10,000   4,976,000           -               -             -       4,986,000
Common stock bonus for
  consulting services  in
  lieu  of  cash  payment          150,000        -      86,000           -               -             -          86,000
Common shares repurchased
  and  retired                      (3,750)              (6,000)          -                                        (6,000)
Foreign currency translation
  adjustment, September 30,
  2003                                   -        -           -           -               -    (1,449,000)     (1,449,000)
Net (loss) for the year ended
  September  30,  2003                   -        -           -           -     (10,031,000)            -     (10,031,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

Balance, September 30, 2003     22,420,278   22,000   8,565,000    (418,000)    (14,094,000)   (1,571,000)     (7,496,000)


Common  stock  issued  for
  cash 12/23/2003                1,150,000    2,000     113,000                                                   115,000
Foreign currency translation
  adjustment, December 31, 2003          -        -           -           -               -      (710,000)       (710,000)
Net (loss) for the three
  months ended December  31,
  2003                                   -        -           -           -        (587,000)            -        (587,000)
                                ----------  -------  ----------   ---------   -------------   -----------    ------------

                                23,570,278  $24,000  $8,678,000   $(418,000)  $ (14,681,000)  $(2,281,000)   $ (8,678,000)
                                ==========  =======  ==========   =========   =============   ===========    ============


   See accompanying summary of accounting policies and notes to the financial statements.

                                ITS NETWORKS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                             Three  months  ended  December  31,
                                            ------------------------------------
                                                   2003                 2002
                                            ----------------    ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                               $      (587,000)     $   (3,798,000)
  Adjustments to reconcile net (loss) to
  net cash used in operating activities:
    Depreciation                                     79,000              52,000
    Bad  debt  expense                                    -              13,000
    Loss on write down  and  disposition
      of  assets                                     24,000              13,000
    Loss  on  impairment on goodwill                      -           3,254,000
  Decrease (increase) in operating
  assets:
    Accounts  receivable  -  trade                 (166,000)            229,000
    Accounts  receivable  -  other                   97,000                   -
    Inventory                                        (5,000)             45,000
    Prepaid  expenses                               (20,000)             55,000
    Vendor  and  other  deposits                     (4,000)              30,00
  Increase (decrease)  in
  operating  liabilities:
    Accounts payable and accrued liabilities       (375,000)         (1,668,000)
    Deferred  income                                945,000                   -
                                            ---------------      --------------
      Net  cash  (used  in)
        operating  activities                       (11,000)         (1,775,000)
                                            ---------------      --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  property  and  equipment             (7,000)            (17,000)
                                            ---------------      --------------

      Net  cash  (used  in)  investing
        activities                                   (7,000)            (17,000)
                                            ---------------      --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties            812,000           2,642,000
  Loan  proceeds  from  bank                         20,000                   -
  Loan  principal  payments                        (107,000)                  -
  Proceeds  from  sale  of  common  stock           115,000                   -
                                            ---------------      --------------

      Net  cash  provided  by  financing
        activities                                  840,000           2,642,000
                                            ---------------      --------------

EFFECT  OF  EXCHANGE  RATE                         (710,000)           (819,000)
                                            ---------------      --------------

NET  INCREASE  IN  CASH  AND
  CASH  EQUIVALENTS                                 112,000              31,000

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  YEAR                               159,000             202,000
                                            ---------------      --------------

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

     As shown in the accompanying financial statement, the Company incurred losses of $(587,000) and $(3,798,000) for the three months ended December 31, 2003 and 2002, respectively. In addition, the Company has incurred substantial losses since its inception. As of December 31, 2003, current liabilities exceed current assets by $9,896,000 and total liabilities exceed total assets by $8,678,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

     Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect, whose functional currencies are the Euro (formerly the Peseta), are generally translated into U.S. dollars at the December 31, 2003 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

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

     Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting entity to fair value. Management's assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

     Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of December 31, 2003 the Company has negative working capital of $(9,673,000) and a deficit net worth of $8,678,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.


COMPARISON  OF  THE  THREE  MONTHS  ENDED  DECEMBER  31,  2003  AND  2002

     We incurred a $(587,000) net loss for the three months ended December 31, 2003 as compared to a net loss of $(3,798,000) during the comparable period in 2002. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

     Sales for the three months ended December 31, 2003, increased 81% to $1,682,000 from $927,000 for the quarter ended December 31, 2002. This increase in revenues is attributable to primarily to the inclusion in 2003 of three months of Teleconnect revenues as compared to one month in 2002, offset in part by the sale of the post paid business effective November 1, 2003.

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

INTEREST  EXPENSE

     Interest expense increased 350% to $27,000 during the quarter ended December 31, 2003, as compared to $6,000 during the comparable period in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2003, the Company had negative working capital of approximately $(9,673,000), compared to negative working capital of $(7,664,000) at December 31, 2002.

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

May 20, 2004


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