Form 10QSB
period 2004-03-31
ITS NETWORKS INC
filed 2004-05-20
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                        Commission File Number: 0-24857

                                ITS Networks Inc.
        (Exact name of small business issuer as specified in its charter)

             Florida                                     52-2137517
            --------                                     ----------
(State  or  other  jurisdiction  of         (I.R.S. Employer Identification No.)
  incorporation  or  organization)


    Edif. Marina Marbella, Severo Ochoa 28, Planta 9, 29600 Marbella, Spain
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

       Issuer's telephone number, including area code: 011-34-95-276-8600

                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,653,280 shares

     Transitional  Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                ITS NETWORKS INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  as  of
     March  31,  2004  (Unaudited)                                             3

     Condensed  Consolidated  Statements  of  Operations
     for  the  Three and Six Months Ended  March  31,  2004
     and  2003  (Unaudited)                                                    4

     Condensed  Consolidated  Statements  of  Cash  Flows
     for  the Six  Months Ended  March  31,  2004  and
     2003  (Unaudited)                                                         5

     Notes  to  Condensed  Consolidated  Financial  Statements                 7

Item  2.  Management's Discussion  and  Analysis  or Plan of Operations       11

Item  3.  Controls  and  Procedures                                           18

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  18

Item  2.  Changes  in  Securities                                             18

Item  3.  Defaults  upon  Senior  Securities                                  18

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         19

Item  5.  Other  Information                                                  19

Item  6.  Exhibits  and  Reports  on  Form  8-K                               19

Signatures                                                                    19

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                ITS NETWORKS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)

                                     ASSETS

CURRENT  ASSETS:
  Cash  and  cash  equivalents                                    $     157,000
  Accounts  receivable  -  trade,  net  of  allowance
    for  doubtful  accounts  of  $1,263,000                             349,000
  Accounts  receivable  -  other                                        227,000
  Inventory                                                              69,000
  Prepaid  expenses                                                       3,000
                                                                  -------------
      Total  current  assets                                            805,000
                                                                  -------------

PROPERTY  AND  EQUIPMENT,  NET                                          983,000
                                                                  -------------

OTHER  ASSETS:
  Vendor  deposits                                                      240,000
                                                                  -------------

                                                                  $   2,028,000
                                                                  =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  -  trade                                         3,267,000
  Accrued  liabilities                                                  732,000
  Current  portion  of  obligation  under  capital  lease                54,000
  Notes  payable  to  bank                                              244,000
  Current  portion  of  payment  obligation  to
    taxing  authority                                                    86,000
  Loans  from  related  parties                                       3,068,000
  Deferred  income                                                    2,380,000
                                                                  -------------

      Total  current  liabilities                                     9,831,000
                                                                  -------------

LONG  TERM  DEBT
  Payment  obligation  to  tax  agency,  net  of current
    portion shown above                                                 337,000
                                                                  -------------

STOCKHOLDERS'  DEFICIT:
  Preferred  stock;  par  value  of  $0.001,  5,000,000  shares
    authorized,  no  shares  outstanding                                      -
  Common  stock;  par  value  of  $0.001,  100,000,000  shares
    authorized,  32,478,280  shares  outstanding                         33,000
  Additional  paid-in  capital                                        9,562,000
  Less:  Prepaid  syndication  fees                                    (418,000)
  Accumulated  (deficit)                                            (15,344,000)
  Effect  of  cumulative  translation  adjustment                    (1,973,000)
                                                                  -------------
      Total  stockholders'  (deficit)                                (8,140,000)
                                                                  -------------

                                                                  $   2,028,000
                                                                  =============

     See accompanying summary of accounting policies and notes to financial statements.

                                ITS NETWORKS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     For three months ended     For six months ended
                                                             March 31,                 March 31,
                                                   ------------------------   -------------------------
                                                        2004         2003          2004          2003
                                                   -----------  -----------   ------------  ------------
SALES                                              $ 1,643,000  $ 1,885,000   $  3,325,000  $  2,812,000

COST OF GOODS SOLD (exclusive of Depreciation
  shown  separately  below)                          1,267,000    1,210,000      2,838,000     1,877,000
                                                   -----------  -----------   ------------  ------------

GROSS  PROFIT                                          376,000      675,000        487,000       935,000
                                                   -----------  -----------   ------------  ------------

OPERATING  EXPENSES:
  Selling,  general and administrative expenses        752,000    1,302,000      1,344,000     2,035,000
  Depreciation                                         119,000      113,000        198,000       165,000
  Bad  debt  expense                                         -        5,000              -        18,000
  Impairment  on  goodwill                                   -            -              -     3,254,000
                                                   -----------  -----------   ------------  ------------

      Total  operating  expenses                       871,000    1,420,000      1,542,000     5,472,000
                                                   -----------  -----------   ------------  ------------

(LOSS)  FROM  OPERATIONS                              (495,000)    (745,000)    (1,055,000)   (4,537,000)
                                                   -----------  -----------   ------------  ------------

OTHER  INCOME  (EXPENSES):
  Interest  expense                                   (168,000)     (33,000)      (195,000)      (39,000)
                                                   -----------  -----------   ------------  ------------

                                                      (168,000)     (33,000)      (195,000)      (39,000)
                                                   -----------  -----------   ------------  ------------

(LOSS)  BEFORE  INCOME  TAXES                         (663,000)    (778,000)    (1,250,000)   (4,576,000)

PROVISION  FOR  INCOME  TAXES                                -            -              -             -
                                                   -----------  -----------   ------------  ------------

NET  (LOSS)                                        $  (663,000) $  (778,000)  $ (1,250,000) $ (4,576,000)
                                                   ===========  ===========   ============  ============

BASIC  EARNINGS  (LOSS)  PER  SHARE                $     (0.02) $     (0.05)  $      (0.05) $      (0.30)
                                                   ===========  ===========   ============  ============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                   28,945,104   16,868,740     25,690,871    15,414,612
                                                   ===========  ===========   ============  ============

THE  COMPONENTS  OF  COMPREHENSIVE  LOSS:
  Net  (loss)                                      $  (663,000) $  (778,000)  $ (1,250,000) $ (4,576,000)
  Foreign  currency  translation  adjustment           308,000     (335,000)  $   (402,000)   (1,032,000)
                                                   -----------  -----------   ------------  ------------

COMPREHENSIVE  (LOSS)                              $  (355,000) $(1,113,000)  $ (1,652,000) $ (5,608,000)
                                                   ===========  ===========   ============  ============



       See accompanying summary of accounting policies and notes to financial statements

                                ITS NETWORKS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   Page 1 of 2

                                                         For six months ended
                                                              March  31,
                                                   -----------------------------
                                                         2004           2003
                                                   --------------   ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                      $  (1,250,000)   $(4,576,000)
  Adjustments  to  reconcile  net  (loss)  to
    net  cash  used  in  operating  activities:
      Depreciation                                       198,000        165,000
      Bad  debt  expense                                       -         18,000
      Loss  on  impairment  on  goodwill                       -      3,254,000
    Decrease  (increase)  in  operating  assets:
      Accounts  receivable  -  trade                    (150,000)      (988,000)
      Accounts  receivable  -  other                      (8,000)             -
      Inventory                                          (10,000)      (105,000)
      Prepaid  expenses                                    7,000        (32,000)
      Vendor  and  other  deposits                       (31,000)      (312,000)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued  liabilities         (876,000)     4,706,000
      Deferred  income  and deposits received            730,000      1,440,000
                                                   -------------    -----------
        Net  cash  provided  by  (used  in)
          operating  activities                       (1,390,000)     3,570,000
                                                   -------------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchased  goodwill                                          -     (4,339,000)
  Purchase  of  property  and  equipment                 (10,000)    (1,381,000)
                                                   -------------    -----------

        Net  cash  (used  in)
          investing  activities                          (10,000)    (5,720,000)
                                                   -------------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties               1,731,000      3,554,000
  Loan  proceeds  from  bank                              11,000              -
  Payment  on  tax  agency  obligation                   (57,000)             -
  Proceeds  from  sale  of  common  stock                115,000              -
                                                   -------------    -----------

        Net  cash  provided  by
          financing  activities                        1,800,000      3,554,000
                                                   -------------    -----------

EFFECT  OF EXCHANGE RATE                                (402,000)    (1,032,000)
                                                   -------------    -----------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                       (2,000)       372,000

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  YEAR                                    159,000         48,000
                                                   -------------    -----------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  YEAR                                    $     157,000    $   420,000
                                                   =============    ===========



   See accompanying summary of accounting policies and notes to the financial statements.

                                ITS NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   Page 2 of 2

                                                         For six months ended
                                                              March  31,
                                                   -----------------------------
                                                         2004           2003
                                                   --------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash  paid  during  the  year  for:
  Interest                                         $      12,000    $         -
                                                   =============    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Long-term  debt  converted  to  common stock     $     893,000    $ 3,848,937
                                                   =============    ===========












         See accompanying summary of accounting policies and notes to financial statements.

                       ITS NETWORKS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                  (Unaudited)


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

     Results for the six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-KSB for its fiscal year ended September 30, 2003.

     The Company is a provider of pre-paid telephone cards and other telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2.  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company incurred losses of $(1,250,000) and $(4,576,000) for the six months ended March 31, 2004 and 2003, respectively. In addition, the Company has incurred substantial losses since its inception. As of March 31, 2004, current liabilities exceed current assets by $9,026,000 and total liabilities exceed total assets by $8,140,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

3.  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2004.

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

     Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect, whose functional currencies are the Euro (formerly the Peseta), are generally translated into U.S. dollars at the March 31, 2004 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

4.  INCOME  TAXES

     The Company's wholly-owned subsidiaries, ITS Europe and Teleconnect, file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of ten years. For the year ended September 30, 2003, the available tax loss ITS Europe has accumulated is $3,771,000, which may be used to offset future taxable income. Teleconnect, which was acquired in December 2002, has available tax losses of approximately $9,777,000 as of December 31, 2002. The utilization of the loss expires in years from 2005 to 2017. The Company cannot use any of the tax losses of ITS Europe or Teleconnect to offset any future U.S. taxable income. The U.S. parent Company has net operating loss carry forwards totaling approximately $739,000, which is available to offset any future parent Company taxable income in the United States in years 2021 to 2023.

     The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company can not be assured at this time that it will be able to utilize these loss carryforwards.

5.  LITIGATION

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of March 31, 2004, the Company has accrued 103,000 Euros for the settlement of pending litigation.

6.  LOANS  PAYABLE

     At March 31, 2004, the Company has a bank and loans payable to related parties totaling $244,000 and $3,068,000, respectively, all of which is due within the next twelve months. Interest on the bank loan is computed and paid monthly at an interest rate of 4.25%. Interest computed on the loans to the related parties range from 0% to 24%.

7.  REVERSE  STOCK  SPLIT

     On December 29, 2003, the Company underwent a two for one reverse stock split. The effects of this reverse split are shown retroactively in these financial statements and the notes thereto.

8.  SALE  OF  POST  PAID  BUSINESS

     Effective November 1, 2003, the Company sold its post paid business accounts to a third party. This sale was not recognized for financial reporting purposes as the sale price is not determinable at the current time. Terms of the sale call for the purchase price to be 550,000 euro subject to the following adjustment: if revenues generated from this business are less than 137,000 euro for the month of April 2004, the sales price will be reduced to four times April 2004 revenues; likewise, if revenues for April 2004 exceed 137,000 euro, the purchase price will be adjusted upwards to four times April revenues. On
November 20, 2003, the Company received a 400,000 euro payment towards this sale, the proceeds of which went directly to one of the Company's carriers in partial payment of past due charges.

     For financial reporting purposes, the Company did not recognize the sale during the period ended March 31, 2004 but recorded deferred income in the amount of 505,000 euro representing the estimated sales price of 550,000 euro less 45,000 euro in related costs. The sale will be recognized for financial reporting purposes.

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

     Due to unforeseen circumstances, Mr. Van Elst has not been able to date to inject any portion of the funds into the Company. This situation has created the need for the Bridge Loans described as well as has created additional costs, and debts the Company. The Company will grant Mr. Van Elst an extension of time to inject the funds subject to meeting some prerequisite conditions, amongst which is included providing the Company with a proof of funds.

     Although Mr. Van Elst continues to appear committed to injecting the funds as soon as he has them available, The Company reserves itself the right to request from Mr. Van Elst compensation for damages experienced as a result of his breach of contract. This decision will be taken in the future as a function of the final configuration of investors bringing investment money to the Company and of Mr. Van Elst's actions to that time.

     Management, in parallel, contacted Euro Partners Company Ltd. to work on alternative financing. As such, Management gave on Febrary 19, 2004, the mandate to Euro Partners to produce the required funds under similar investment conditions received by Mr. Van Elst. Seeing as Mr. Van Elst is in breach of contract, should he bring funds to the Company in the future, he will be offered other investment conditions at that time, consistent with the state of the Company at that moment.

     Euro Partners Company Ltd. and ITS Networks have signed a Placement Agreement on May 13, 2004 whereby the former reserves itself the option on 60% of the total share capital of the Company in exchange for the full injection of $5,000,000 usd. Euro Partners has advanced negotiations with investor parties which are expected to come to fruition before the end of May 2004 with the first $2,000,000 due under the Agreement.


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

     Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company's property and equipment.

     Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, goodwill is tested by comparing net book value of the reporting entity to fair value. Management's assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

     Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of March 31, 2004, the Company has negative working capital of $(9,026,000) and a deficit net worth of $8,140,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.


COMPARISON  OF  THE  THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003

     We incurred a $(663,000) net loss for the three months ended March 31, 2004 as compared to a net loss of $(778,000) during the comparable period in 2003. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

     Sales for the three months ended March 31, 2004 decreased 12.8% to $1,643,000 from $1,885,000 for the quarter ended March 31, 2003. This decrease was due primarily to the sale of postpaid business in November 2003. Postpaid sales for the three months ended March 31, 2003 total $500,979.

COST  OF  GOODS  SOLD

     Cost of goods sold increased 4.6% to $1,267,000 during the three months ended March 31, 2004 from $1,210,000 during the same period in 2003. This increase in cost of goods sold is attributable to lower profit margin on cards sold prior to March 31, 2004, which were recognized in 2004 as the cards were utilized.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased 42.2% to $752,000 during the three months ended March 31, 2004 as compared to $1,302,000 for the comparable period in 2003. This decrease is due to cost cutting measures implemented by management.

DEPRECIATION

     Depreciation expense increased 5% to $119,000 during the three months ended March 31, 2004 as compared to $113,000 for the comparable period in 2003.

BAD  DEBT  EXPENSE

     The Company had no bad debts expense during the three months ended March 31, 2004 as compared to $5,000 during the comparable period in 2003. This was due to improved credit extension and collection procedures.

IMPAIRMENT  OF  GOODWILL

     During the three months ended December 31, 2002, the Company recognized a $3,254,000 impairment of all the goodwill it recorded in connection with the acquisition of Teleconnect. Goodwill was fully impaired for financial reporting purposes as of September 30, 2003; therefore, the Company had no impairment loss during the three months ended March 31, 2004.

INTEREST  EXPENSE

     The Company incurred interest expenses of $168,000 during the three months ended March 31, 2004 as compared to $33,000 during the comparable period in 2003. This increase in interest expense is due to interest and penalties for bridge loans obtained from related parties.

COMPARISON  OF  THE  SIX  MONTHS  ENDED  MARCH  31,  2004  AND  2003

     We incurred a $(1,250,000) net loss for the six months ended March 31, 2004 as compared to a net loss of $(4,576,000) during the comparable period in 2003. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

     Sales for the six months ended March 31, 2004 increased 18.2% to $3,325,000 from $2,812,000 for the quarter ended March 31, 2003. During the quarter ended December 31, 2003, the Company offered prepaid cards at a discount to raise additional capital, this more than offset the sale of the postpaid business in November 2003. Postpaid sales for the six months ended March 31, 2003 totaled $939,069.

COST  OF  GOODS  SOLD

     Cost of goods sold increased 51.2% to $2,838,000 during the six months ended March 31, 2004 from $1,877,000 during the same period in 2003. This increase in cost of goods sold is attributable to lower profit margin on cards sold prior to March 31, 2004, which were recognized in 2004 as the cards were utilized.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased 34% to $1,344,000 during the six months ended March 31, 2004 as compared to $2,035,000 for the comparable period in 2003. This decrease is due to cost cutting measures implemented by management.

DEPRECIATION

     Depreciation expense increased 20% to $198,000 during the six months ended March 31, 2004 as compared to $165,000 for the comparable period in 2003.

BAD  DEBT  EXPENSE

     The Company had no bad debts expense during the six months ended March 31, 2004 as compared to $18,000 during the comparable period in 2003. This was due to improved credit extension and collection procedures.

IMPAIRMENT  OF  GOODWILL

     During the six months ended March 31, 2003, the Company recognized a $3,254,000 impairment of all the goodwill it recorded in connection with the acquisition of Teleconnect. Goodwill was fully impaired for financial reporting purposes as of September 30, 2003; therefore, the Company had no impairment loss during the six months ended March 31, 2004.

INTEREST  EXPENSE

     The Company incurred interest expenses of $195,000 during the six months ended March 31, 2004 as compared to $39,000 during the comparable period in 2003. This increase in interest expense is due to interest and penalties for bridge loans obtained from related parties.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At   March  31,  2004,  the  Company   had  negative   working  capital  of
$(9,026,000), compared to negative working capital of $(6,165,000) at March 31, 2003.

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

     Effective November 1, 2003, the Company sold its post paid business accounts to a third party. This sale has not been recognized for financial reporting purposes as the sale price is not determinable at the current time. Terms of the sale call for the purchase price to be 550,000 euro subject to the following adjustment: if revenues generated from this business are less than 137,000 euro for the month of April 2004, the sales price will be reduced to four times April 2004 revenues; likewise, if revenues for April 2004 exceed 137,000 euro, the purchase price will be adjusted upwards to four times April revenues. On November 20, 2003, the Company received a 400,000 euro payment towards this sale, the proceeds of which went directly to one of the Company's carriers in partial payment of past due charges.

     For financial reporting purposes, the Company did not recognize the sale during the period ended March 31, 2004 but recorded deferred income in the amount of 505,000 euro representing the estimated sales price of 550,000 euro less 45,000 euro in related costs. The sale will be recognized for financial reporting purposes at such time as the sales price is determinable.

     On November 28, 2003 the Company entered into an agreement with an investor whereby the investor agreed to acquire sufficient shares to give the investor
60% of the issued and outstanding shares of the Company's Common Stock at closing in consideration for a purchase price of 2,900,000 euros. This transaction had not been finalized as of the date of this report. As such Euro Partners Company Ltd. and ITS Networks have signed a Placement Agreement on May 13, 2004 whereby the former reserves itself the option on 60% of the total share capital of the Company in exchange for the full injection of $5,000,000 used. Euro Partners has advanced negotiations with investor parties which are expected to come to fruition before the end of May 2004 for the first $2,000,000.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table is a recap of the Company's contractual obligations as of September 30, 2003.

     Contractual  Obligations                  Payments  Due  by  Period
     ------------------------                  -------------------------
                                                   Less  Than        One  To
                                        Total       One  Year      Three  Years
                                    -------------------------------------------
      Long-term  Debt               $  1,137,000   $    846,000    $   291,000

      Operating  Leases                  472,000        232,000        240,000

      Service  Agreements                988,000        290,000        698,000
                                    ------------   ------------    -----------
      Total  Contractual  Cash
      Obligations                   $  2,597,000   $  1,368,000    $ 1,229,000
                                    ============   ============    ===========

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

                                    PART  II

                                OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of March 31, 2004, the Company has accrued $103,000 for the settlement of pending litigation.

ITEM  2.  CHANGES  IN  SECURITIES

     During February 2004, two stockholders converted loans they had made to the Company for approximately $893,000 into 8,922,000 shares of its restricted Common Stock in reliance upon Regulation S under the Securities Act of 1933, as amended, specifically to Geeris Holding Nederland B.U. (4,461,000 shares) and Franz Broekhof (4,461,000 shares).

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     No matter was submitted to a vote of the security holders of the Company during the three month period ended March 31, 2004.

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