Form 10QSB
period 2004-06-30
ITS NETWORKS INC
filed 2004-08-16
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

011-34-952-76-8600

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,288,280 shares as of August 13, 2004.

Transitional Small Business Disclosure Format (check one): Yes _  No  X

ITS NETWORKS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ITS NETWORKS INC.
CONSOLIDATED BALANCE SHEET
       JUNE 30, 2004
       (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,000
Accounts receivable - trade, net of allowance
for doubtful accounts of $1,327,000	-
Accounts receivable - other	145,000
Inventory	69,000
Prepaid expenses	6,000

Total current assets	229,000

PROPERTY AND EQUIPMENT, NET	820,000

OTHER ASSETS:
Vendor deposits	258,000

$1,307,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$3,951,000
Accrued liabilities	169,000
Obligation under capital lease	51,000
Notes payable to bank	243,000
Obligation to taxing authority	92,000
Loans from related parties	2,696,000
Deferred income	1,934,000

Total current liabilities	9,136,000

LONG TERM DEBT
Payment obligation to tax agency, net of current portion shown above	218,000

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
authorized, no shares outstanding	-
Common stock; par value of $0.001, 100,000,000 shares
authorized, 52,041,797 shares outstanding
after effect of reverse stock split, December 29, 2003	52,000
Additional paid-in capital after effect of reverse stock split,	10,529,000
Less: Prepaid syndication fees	(418,000)
Accumulated (deficit)	(16,300,000)
Effect of cumulative translation adjustment	(1,910,000)

Total stockholders' (deficit)	(8,047,000)

$1,307,000

See accompanying summary of accounting policies and notes to financial statements.

ITS NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	For three months ended		For nine months ended
	June 30,		June 30,

	2004	2003	2004	2003

SALES	$1,452,000	$2,125,000	$4,777,000	$4,937,000

COST OF GOODS SOLD	1,136,000	1,408,000	3,974,000	3,285,000

GROSS PROFIT	316,000	717,000	803,000	1,652,000

OPERATING EXPENSES:
Selling, general and administrative expenses	868,000	1,183,000	2,212,000	3,218,000
Depreciation	186,000	136,000	384,000	301,000
Bad debt expense	-	3,000	-	21,000
Impairment on goodwill	-	1,085,000	-	4,339,000

Total operating expenses	1,054,000	2,407,000	2,596,000	7,879,000

(LOSS) FROM OPERATIONS	(738,000)	(1,690,000)	(1,793,000)	(6,227,000)

OTHER INCOME (EXPENSES):
Interest expense	(219,000)	(38,000)	(414,000)	(77,000)

	(219,000)	(38,000)	(414,000)	(77,000)

(LOSS) BEFORE INCOME TAXES	(957,000)	(1,728,000)	(2,207,000)	(6,304,000)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(957,000)	$(1,728,000)	$(2,207,000)	$(6,304,000)

BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.10)	$(0.07)	$(0.37)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	32,828,729	17,084,284	30,636,190	17,084,284

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net (loss)	$(957,000)	$(1,728,000)	$(2,207,000)	$(6,304,000)
Foreign currency translation adjustment	63,000	(233,000)	(339,000)	(1,387,000)

COMPREHENSIVE (LOSS)	$(894,000)	$(1,961,000)	$(2,546,000)	$(7,691,000)

See accompanying summary of accounting policies and notes to financial statements

ITS NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For nine months ended
	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,207,000)	$(6,304,000)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	384,000	301,000
Gain on sale of asset	(24,000)	-
Bad debt expense	-	21,000
Non cash expenditures paid with stock		24,000
Loss on impairment of goodwill	-	4,339,000
Decrease (increase) in operating assets:
Accounts receivable - trade	199,000	(1,468,000)
Accounts receivable - other	74,000	-
Inventory	(10,000)	(155,000)
Prepaid expenses	4,000	(120,000)
Vendor and other deposits	(49,000)	(227,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	343,000	5,153,000
Deferred income and deposits received	(816,000)	1,930,000

Net cash provided by (used in) operating activities	(2,102,000)	3,494,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased goodwill	-	(4,339,000)
Purchase of property and equipment	(10,000)	(1,381,000)

Net cash (used in) investing activities	(10,000)	(5,720,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	2,147,000	3,635,000
Loan proceeds from bank	10,000	-
Payment on tax agency obligation	(170,000)	-
Proceeds from sale of common stock	314,000	-

Net cash provided by financing activities	2,301,000	3,635,000

EFFECT OF EXCHANGE RATE	(339,000)	(1,265,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(150,000)	144,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	159,000	48,000

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$9,000	$192,000

See accompanying summary of accounting policies and notes to the financial statements.

5

ITS NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For nine months ended
	June 30,
	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,000	$77,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Long-term debt converted to common stock	$1,645,000	$4,067,000

Stock issued for services	$35,000	$24,000

See accompanying summary of accounting policies and notes to financial statements.

ITS NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1. THE COMPANY

ITS Networks Inc. (the "Company") was incorporated in the State of Florida on November 23, 1998. On December 22, 2000, the Company issued 8,443,334 (post split) shares of common stock in exchange for 100% of the outstanding common stock of ITS Europe, S.L. ("ITS Europe"), a Spanish telecommunications company. For accounting purposes, the acquisition has been recorded as a recapitalization of ITS Europe, with ITS Europe as the acquirer. The 8,443,334 (post split) shares issued are treated as issued by ITS Europe for cash.

In December 2002, the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") for up to 1,500,000 (post split) shares of the Common Stock of the Company the assumption of approximately 2,200,000 Euros of net debt. This agreement was subsequently amended giving the former Teleconnect shareholders a total of 2,500,000 (post split) shares of the Company’s common stock.

This resulted in the creation of $6,637,000 in goodwill associated with this acquisition. There was substantial doubt about the Company’s ability to realize the goodwill associated with this acquisition and the goodwill was considered fully impaired and charged to operations during the year ended September 30, 2003.

Results for the nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-KSB for its fiscal year ended September 30, 2003.

The Company is a provider of pre-paid telephone cards and other telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statement, the Company incurred losses of $(2,207,000) and $(6,304,000) for the nine months ended June 30, 2004 and 2003, respectively. In addition, the Company has incurred substantial losses since its inception. As of June 30, 2004, current liabilities exceed current assets by $8,907,000 and total liabilities exceed total assets by $8,047,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect, whose functional currencies are the Euro (formerly the Peseta), are generally translated into U.S. dollars at the June 30, 2004 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

4. INCOME TAXES

The Company's wholly-owned subsidiaries, ITS Europe, S.L. and Teleconnect file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of ten years. For the year ended September 30, 2003, the available tax loss ITS Europe has accumulated is $3,771,000, which may be used to offset future taxable income. Teleconnect, which was acquired in December 2002, has available tax losses of approximately $9,777,000 as of December 31, 2003. The utilization of the loss expires in years from 2005 to 2017. The Company cannot use any of the tax losses of ITS Europe or Teleconnect to offset any future U.S. taxable income. The U.S. parent Company has net operating loss carry forwards totaling approximately $739,000, which is available to offset any future parent Company taxable income in the United States in years 2021 to 2023.

The Company has a deferred tax asset principally due to net operating loss carry forwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company can not be assured at this time that it will be able to utilize these loss carryforwards.

5. LITIGATION

In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of June 30, 2004, the Company has accrued $148,922 for the settlement of pending litigation.

6. LOANS PAYABLE

At June 30, 2004, the Company has a bank loan and loans payable to related parties totaling $243,000 and $2,696,000, respectively, all of which is due within the next twelve months. Interest on the bank loan is computed and paid monthly at an interest rate of 7.5%. Interest computed on the loans to the related parties range from 0% to 24%.

7. REVERSE STOCK SPLIT

On December 29, 2003, the Company had a one-for-two reverse stock split of its common stock. The effects of this reverse split are shown retroactively in these financial statements and the notes thereto.

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

For financial reporting purposes, the Company did not recognize the sale during the period ended March 31, 2004 but recorded deferred income in the amount of 505,000 euro representing the estimated sales price of 550,000 euro less 45,000 euro in related costs. The sale will be recognized for financial reporting purposes at such time as the sales price is determinable. At the date of this filing, the actual billing for April 2004 is being reviewed and discussed between both parties in order to reach an agreement on the exact billable amount. For this purpose, both parties will study the billing for the months previous to, and after, April 2004 in order to establish the expected pattern and compare to the billing figures supplied. Any deviation resulting from this item would be represented as an “extraordinary” income or expense since it is not related to the ongoing activity.

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

During February 2004, and due to the delays with the above-mentioned investor, ITS Networks hired Europartners Company Ltd to assist with the raising of funds as a precautionary measure. In May 2004, ITS Networks signed a formal Placement Agreement whereby Europartners Company Ltd would raise up to $5,000,000 to be injected into ITS Networks. Various potential sources of the funds have been identified by Europartners but at the date of this filing the negotiations are still ongoing and there is no clear date of culmination of their efforts and the transfer of the funds.

10.  NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123’s transition provisions and required disclosures. The adoption of SFAS 148 had no impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies the consolidation requirements of variable interest entities. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities “ (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Instruments with Characteristics of Both Debt and Equity” (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) freestanding written put options and forward purchase contracts on a company’s own shares that obligate the company to deliver cash or other assets, and 3) contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations, or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The following discussion of the Company's consolidated financial condition and results of operations should be read in connection with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the condensed consolidated financial statements include, but are not limited to risks and uncertainties related to the need for additional funds, the growth of its operations and the ability of the Company to operate profitably.

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

Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of June 30, 2004, the Company has negative working capital of $(8,907,000) and a deficit net worth of $(8,047,000). This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

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

Effective November 11, 2002, the Company acquired Teleconnect Comunicaciones, S.A. (“Teleconnect”) based in Marbella, Spain, in exchange for 2,500,000 post-split shares of the Common Stock of the Company. Teleconnect is a provider of pre-paid telephone cards.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

We incurred a $(957,000) net loss for the three months ended June 30, 2004 as compared to a net loss of $(1,728,000) during the comparable period in 2003. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2004, decreased 32% to $1,452,000 from $2,125,000 for the quarter ended June 30, 2003. This decrease in revenues is attributable primarily to the sale of our postpaid business in November 2003. In addition, due to the restructuring of the debt and the shortage of operating cash on a monthly basis, no money was injected during this period into the marketing of products and no aggressive sales campaigns were designed or implemented.

COST OF GOODS SOLD

Cost of goods sold decreased by 19% to $1,136,000 during the three months ended June 30, 2004 from $1,408,000 during the same period in 2003. This decrease was due to the decrease in sales volumes associated with the sale of the fixed line business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 27% to $868,000 during the three months ended June 30, 2004 as compared to $1,183,000 for the comparable period in 2003. This decrease was due primarily to cost cutting measures implemented by management.

DEPRECIATION

Depreciation expense increased by 37% to $186,000 during the three months ended June 30, 2004 as compared to $136,000 for the comparable period in 2003.

BAD DEBTS EXPENSE

The Company had no bad debts expense during the three months ended June 30, 2004 as compared to $3,000 during the comparable period in 2003. This was due to being involved with a purely prepaid business during the last three months, and having no post paid activity which is where the credit risk existed.

IMPAIRMENT OF GOODWILL

During the quarter ended June 30, 2003, the Company recognized an impairment loss of $1,085,000 associated with the write down of goodwill acquired with the Teleconnect acquisition. The Company had no impairment loss during the same period in 2004.

INTEREST EXPENSE

Interest expense increased by 476% to $219,000 during the three months ended June 30, 2004 as compared to $38,000 during the comparable period in 2003. This increase was due to our acquisition of Teleconnect and the associated loans assumed, notwithstanding the conversion of $1,465,000 of long term debt to equity during 2003. In addition, more interest-bearing bridge loans were made available by shareholders during this period.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

We incurred a net loss of $(2,207,000) for the nine months ended June 30, 2004 as compared to a net loss of $(6,304,000) for the comparable period in 2003. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2004, decreased by 3% to $4,777,000 from $4,937,000 for comparable period in 2003. This decrease in revenues is due primarily to our sale of our postpaid business.

COST OF GOODS SOLD

Cost of goods sold increased by 21% to $3,974,000 during the nine months ended June 30, 2004 from $3,285,000 during the same period in 2003. This increase in cost of goods sold is attributable to lower profit margins on cards sold prior to June 30, 2004, which were recognized in 2004 as the cards were utilized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 31% to $2,212,000 during the nine months ended June 30, 2004 as compared to $3,218,000 for the comparable period in 2003. This decrease was due primarily to cost cutting measures implemented by management.

DEPRECIATION

Depreciation expense increased by 28% to $384,000 during the nine months ended June 30, 2004 as compared to $301,000 for the comparable period in 2003.  This increase was due primarily to the addition of Teleconnect equipment in December 2003.

BAD DEBT EXPENSE

The Company had no bad debt expense during the nine months ended June 30, 2004 as compared to $21,000 during the comparable period in 2003. This decrease was due to the prepaid nature of itsbusiness and the sale our post paid business.

IMPAIRMENT OF GOODWILL

During the quarters ending December, 2002 and June 30, 2003, the Company wrote down goodwill acquired in connection with our acquisition of Teleconnect by $3,254,000 and $1,085,000, respectively. This impairment is a result of the Company's inability to obtain the levels of operating principles provided for in its business plan. The Company had no impairment loss in fiscal 2004.

INTEREST EXPENSE

Interest expense increased by 438% to $414,000 during the nine months ended June 30, 2004 as compared to $77,000 during the comparable period in 2003. This increase in interest expense was due to interest and penalties for bridge loans obtained from related parties.

PLAN OF OPERATIONS FOR THE COMPANY

Since the approval of the new business plan by the Board , the Company has taken the necessary steps to comply with the actions defined. As such, it has decreased the debt on its balance sheet and looked for additional debt/equity funding. The services have been redefined as a part of a new marketing mix and certain services relaunched with a new image and brand name associated with the pre-paid telephone card business of Teleconnect. The Company has constantly focused on reducing its operating costs to a maximum and is still taking measures which will further reduce its monthly expenses. The Company’s objective is to have a monthly breakeven situation before year end even if no additional funds from investors were to arrive.

In parallel to the cost reductions, the Company has developed a new rechargeable card which it will launch with its major accounts in September 2004 after the summer holidays. Other marketing actions are being planned to bring up sales levels to help reach breakeven as quickly as possible.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had negative working capital of $(8,907,000), compared to negative working capital of $(9,026,000) at June 30, 2003.

The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurance.

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

On November 28, 2003 the Company entered into an agreement with an investor whereby the investor agreed to acquire sufficient shares to give the investor 60% of the issued and outstanding shares of the Company's Common Stock at closing in consideration for a purchase price of 2,900,000 euros. This transaction had not been finalized as of the date of this report. Subsequently, Euro Partners Company Ltd. and ITS Networks signed a Placement Agreement on May 13, 2004 whereby the former reserves itself the option on 60% of the total share capital of the Company in exchange for the full injection of $5,000,000, Euro Partners has advanced negotiations with investor parties which are expected to come to fruition before the end of 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of September 30, 2003.

Contractual Obligations	Payments Due by Period

		Less Than	One To
	Total	One Year	Three Years

Long-term Debt	$1,137,000	$846,000	$291,000
Operating Leases	472,000	232,000	240,000
Service Agreements	988,000	290,000	698,000

Total Contractual Cash
Obligations	$2,597,000	$1,368,000	$1,229,000

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

The following sets forth a description of certain sales and issuances of the Company's securities during the three month period ended June 30, 2004, covered by this report. The Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

During the three months ended June 30, 2004, the Company issued 17,130,000 shares of restricted common stock to Geeris Holding Nederland B.V. (“GHN”), a company owned by Leonardus Geeris, a director of the Company, in exchange for outstanding debt, interest and penalties owed to GNH in the amount of $786,500 and as compensation for the guarantee of loans to the Company.

During the three months ended June 30, 2004, the Company issued 1,900,000 shares of restricted common stock to Volim Holdings Nederland B.V. (“VHN”) in exchange for outstanding debt and interest owned to VHN in the amount of $165,000.

During the three months ended June 30, 2004, the Company issued 500,000 shares of restricted common stock in exchange for consulting services totaling $35,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders of the Company during the three-month period ended June 30, 2004.

Effective July 29, 2004, the majority stockholders of the Company held a special meeting of stockholders by a written memorandum which: (1) approved an amendment to the Articles of Incorporation of the Company to increase the authorized number of shares of its common stock from 100,000,000 to 200,000,000 shares of common stock; and (2) approved the adoption of the 2004 Stock Option, SAR and Stock Bonus Plan for the Company which covers 15,000,000 shares of the common stock of the Company for future issuance to its directors, officers, employees and consultants of the Company from time to time.

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the three-month period ended June 30, 2004.

(a) EXHIBITS

99.1 Certificate of Gustavo Gomez and Herman de Haas

99.2 Certificate of Gustavo Gomez

99.3 Certificate of Herman de Haas

(b) REPORTS ON FORM 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITS NETWORKS INC.

Date: August 16, 2004	By:	/s/ Gustavo Gomez
Gustavo Gomez,
President

By:	/s/ Herman de Haas
Herman de Haas
Executive Vice President, Chief Operating Officer and principal accounting and financial officer

