Form 10KSB
period 2004-09-30
ITS NETWORKS INC
filed 2005-01-24
CIK 1101688

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission File Number: 0-30611

ITS Networks Inc.
(Name of small business issuer in its charter)

Florida	52-2137517
(State or other jurisdiction of	(I.R.S. Employer Identification No.
incorporation or organization)

Parque Tecnologico de Andalucia, Edif. Estepona Business Park 2
C/ Severo Ochoa, No. 16-20, 1a, Campanillas, Malaga 28590, Spain
(Address of principal executive offices)

Issuer's telephone number, including area code: 011-34-95-202-9400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

common stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $6,167,000

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of September 30, 2004: Common stock, $.001 par value: $10,038,515

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X___ No _____

1

The number of shares of the registrant's common stock outstanding as of September 30, 2004: 60,588,280 shares.
Documents incorporated by reference: None

Transitional Small Business Disclosure Format:

Yes   No X

2

PART I
Item 1.    Description of Business.

General

ITS Networks Inc. (the "Company") was incorporated under the laws of the State of Florida on November 23, 1998. However, it did not conduct any significant operations until December 2000 when there was a change in control of the Company. The new controlling stockholders changed its corporate name from Technology Systems International, Inc. to ITS Networks Inc. and increased the authorized number of shares of common stock. In connection with the change of control of the Company in December 2000, the Company acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company that was organized in 1995. As a result, ITS Europe, S.L. ("ITS Europe") became a wholly owned subsidiary of the Company.

On December 15, 2002, the Company consummated a stock exchange agreement with the majority stockholders of Teleconnect Comunicaciones, S.A. (ATeleconnect@), a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain. The Company agreed to issue up to 3,000,000 shares of its restricted common stock to the stockholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933 and also agreed to assume and pay up to approximately 2,200,000 Euro of the outstanding debts of Teleconnect; during September 2003, the Company agreed to the issuance of a total of 5,000,000 shares of its Common Stock to the stockholders of Teleconnect to resolve disputes regarding the Stock Exchange Agreement. During the 2003 fiscal year, the operating activities of ITS Europe S.L. was assumed by Teleconnect. As a result, substantially all of the operations of the Company at the time were are conducted by Teleconnect and were comprised of pre-paid telephone services and some post-paid services in Spain.

The Company is engaged in the telecommunication industry in Spain and offers telecommunications services for home and business use.

During October 2003, the Company had to secure the continuity of its connection and business relations with UNI2 and sold its postpaid business to Affinalia, a Spanish postpaid accounts reseller, also working together with UNI2. As a result, the Company sold its post-paid telephone business to Affinalia so that its net credit risk for UNI12 decreased drastically. The Company=s is now only engaged in prepaid telephone voice services.

During the 2004 fiscal year, ITS Networks management has focused on improving margins on its prepaid business by reducing operating costs and reducing outstanding debt. As a result, it has decreased its debt and looked for additional debt/equity funding. Its telephone services have been redefined as a part of a new marketing mix and certain services relaunched with a raw image and brand name associated with the prepaid telephone card business of Teleconnect. The Company has constantly focused on reducing its operating costs to a minimum and is still taking measures which will further reduce its monthly expenses. The Companys objective was to have a monthly breakeven situation before year end even if no additional funds from investors were to arrive.

In parallel to the cost reductions, the Company has developed a new rechargeable pre-paid telephone card. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible.

Telecommunication Industry in Spain

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

In order to offer telecommunications services in Spain, a company must apply for the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. ITS Europe S.L. (wholly owned by ITS Networks Inc.) possesses an "A" type authorization to resell telecommunications services and as such cannot build its own infrastructure. Hence, ITS Europe is a reseller of telecommunications products and services. ITS Europe can also act as a VISP (virtual ISP) reselling Internet Access from actual Internet service providers. Teleconnect does have a Carrier AA@ license and as such can build out its own infrastructure.

Long distance services in Spain have become very competitive since 1999 and as such prices have been reduced considerably. Teleconnect focuses primarily on offering inexpensive international calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service during fiscal 2004, Teleconnect resold the long distance services from UNI2 (France Telecom subsidiary in Spain), BT Spain, Jazztel and Worldcom. UNI2 has a carrier license in Spain, has its own infrastructure as well as direct international connections to other carriers. Teleconnect depends primarily on its relationship with UNI2 such that any failure in service from UNI2 would affect all of its customers of long distance calling.

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

Products and Services

The Company is presently providing prepaid only voice telephone services to its customers through prepaid calling cards as well as prepaid residential and small business accounts. It also has a prepaid long distance service which can be accessed from any mobile phone. The Company intends to enter other European markets with its pre-paid telephone services.

Calling Cards.

The Company offers various types of pre-paid calling cards to its customers. Prepaid calling cards are used primarily by tourists, students, and immigrants. They are purchased from a variety of local merchants, kiosks, etc. These are cost effective and can be used from hotels, pay phones, public and/or any private telephone.

The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their "code" or "PIN". The code is  then confirmed and the user dials the number. The calling cards typically have sixty days after first activation expiration date. Teleconnect sold approximately 850,000 calling cards during its fiscal year ended September 30, 2004.

Residential Accounts.

For those clients who have a fixed line and/or a mobile provided by a telecom operator in Spain, the Company offers a pre-paid residential account with which they can save money on their international calls. These customers are typically foreigners living in Spain or having a second home in Spain, as well as small and medium enterprises with international contacts. During the 2004 fiscal year, the Company offered prepaid and postpaid accounts. The prepaid accounts are based on credit card payments. During fiscal 2004, Teleconnect elminated all postpaid accounts, which were based on a monthly billing cycle and automatic collection system, and thereby, reducing bad debt expenes considerably.

The prepaid accounts work the same as prepaid calling cards except for the fact that our network recognizes the caller=s line identification, so a PIN is not needed, which is more convenient for our customers than using a calling card. Customers can recharge their balance manually or automatically. Traffic from the prepaid accounts goes directly through our network, the same as with prepaid calling cards.

Marketing

The marketing strategy of the residential services of the Company (Teleconnect) was focused during fiscal 2004 on foreigners in Spain. These foreigners are primarily located on the costal areas of Spain, including the islands.

In the case of our pre-paid calling cards, the cards are distributed throughout Spain via distribution channels with thousands of vending points as well as via large accounts (retail chains).

Teleconnect is not in a position, due to its size and limited financial resources, to compete against the major carriers for corporate clients in the big cities. Teleconnect requires additional external financing in order to carry out its marketing plans, to increase its capacity with carriers, and to expand to other countries in Europe.

Industry Participants and Competition

The growth of the telecommunications industry from 1997 to 2003 attracted many new entrants as well as existing businesses from different industries to enter the telecommunications business. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. Our present primary competitor is Telefonica S.A. Other significant competitors include France Telecom (UNI2), Jazztel, Citycall and Communitel.

Some participants specialize in specific segments of the market, such as access and/or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services.

In order to become more competitive in the market, Teleconnect will have to invest in setting up additional switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs). The Company will require additional funding in order to be able to do so. During fiscal 2004, Teleconnect reduced its transmission costs with other carriers by over 20%.

Regulation

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

The General Law on Telecommunications repealed and replaced nearly all the existing laws and regulations on telecommunications (including laws regulating satellite and cable telecommunications). In general terms, the General Law on Telecommunications adopted all European Union directives mandating the liberalization of telecommunications services. Among other things, the General Law on Telecommunications addresses the following matters relating to our business:

*	conditions for granting licenses to provide telecommunications services; and

*	the obligation of telecommunications providers to extend service to rural areas and the financing of associated capital expenditures.

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

The General Law on Telecommunications. The General Law on Telecommunications culminates the liberalization process initiated in 1987 in Spain with the enactment of the Telecommunications Regulation Law and establishes a regulatory framework for telecommunications services in accordance with applicable European Union directives. The General Law on Telecommunications provides for free competition with respect to all telecommunications services and with respect to the construction and operation of telecommunications networks, subject to governmental licensing or general authorization requirements. Individual licenses are required:

*	to construct or operate public telecommunications networks;

*	to provide fixed-line telephone services to the general public; and

*	to provide telecommunications services or construct or operate telecommunications networks using radio spectrum

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

Tariffs. Under the general principles of the General Law on Telecommunications, operators are free to fix tariffs. Nevertheless, the Spanish government's Delegate Commission for Economic Affairs has the authority, subject to the issuance of a report by the Telecommunications Market Commission, to establish fixed, maximum or minimum tariffs, or to determine the criteria by which to establish tariffs and the mechanism for their control. In doing so, the government's Delegate Commission for Economic Affairs must take into account:

*	the effective cost of the applicable service; and

*	the degree of competition in the market for the applicable service

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

Employees

As of September 30, 2004, the Company and its subsidiaries had 30 full-time employees, of which 2 were engaged in general management, 14 in operations, 6 in marketing and sales, 4 in accounting and finance, 2 in human resources and office management, and 2 in business development including marketing. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

The Company has experienced no organized work stoppages and believes that its relationship with its employees is good. None of our employees are represented by a union. The Company believes that an important factor in its future success will be its ability to attract and retain highly qualified personnel. Competition for such personnel in the industry in Spain is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business and results of operations. In such competitive environment, Teleconnect must differentiate itself based primarily on good customer care, ease for the customer to work with us, clarity of its invoices and quick response to service problems. Since we cannot pay high material incentives to the employees, we attempt to provide a healthy, enjoyable working environment where personal achievements and contributions are recognized.

Banking Arrangements

The Company has a 200,000 euro bank loan from the BBVA bank in Madrid, Spain, as of September 30, 2004.

Risk Factors

We May Not Achieve or Sustain Profitability in the Future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2004, we had an accumulated deficit of $(17,296,000) and had a stockholders' deficit of $(7,391,000) at September 30, 2004. For the years ended September 30, 2004, and 2003, we had net losses of $(3,202,000), and $(10,031,000), respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability.

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

Going Concern Qualification by Auditors. The accountants' reports of the independent certified public accountants of the Company for fiscal years 2004 and 2003 express a going concern qualification. The Company has had recurring operating losses for the past several years which raises substantial doubts about its ability to continue as a going concern. See Independent Auditors= Report(s), Note 2 to the Consolidated Financial Statements of the Company, and Management=s Discussion and Analysis or Plan of Operations - Plan of Operations.

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

We are and will continue to be significantly dependent on a number of third-party relationships, our sales representatives and partners, to market and support our services. Many of our arrangements with third-party providers are not exclusive and may be terminated at the convenience of either party. We cannot provide any assurances that these third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future, that they will meet their sales targets or that they will not develop their own competitive services.

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

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the telecommunications industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

*	develop and expand their network infrastructures and service offerings more quickly;

*	adapt better to new or emerging technologies and changing client needs;

*	take advantage of acquisitions and other opportunities more readily;

*	devote greater resources to the marketing and sale of their services and products; and

*	adopt more aggressive pricing policies

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

Future Sales of Our Common Stock May Depress Our Stock Price. The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were approximately 56,206,370 shares of our Common Stock outstanding as "restricted securities" as defined in Rule 144 as of September 30, 2004, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

The Company has registered 1,000,000 post-split shares of Common Stock which will be reserved for issuance upon exercise of options or stock bonuses to be granted or reserved for grant under our 2002 Stock Option, SAR and Stock Bonus Consultant Plan. Upon issuance of these shares, they can be sold in the public market, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, the Company has registered another 1,250,000 shares of Common Stock which is reserved for our 2002 Employee Stock Option, SAR and Stock Bonus Plan. As of September 30, 2004, 2,405,000 shares have been issued as stock compensation to consultants for services rendered to the Company.

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

Voting Control. The largest single shareholder of the Company, Geeris Holdings Nederland B.V., owned approximately 49.97% of the Company=s outstanding Common Stock as of September 30, 2004. This stockholder has exercised considerable influence over all matters requiring approval by our stockholders, including approval of significant corporate transactions. Geeris Holding Nederland, B.V. is owned by Leonardus Geeris, a director of the Company.

Item 2.	Description of Property

The Company recently moved its principal executive offices to Parque Tecnologico de Andalucia (PTA), Edif. Estepona, Malaga Business Park, C/Severo Ochoa No. 16-20 1a, Campanillas, Malaga 28590, Spain, which is comprised of approximately 800 square feet, and is leased for 3,800 Euros per month. The lease expires in November 2007.

These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

In addition to the $136,000 provision to cover three pending cases, the following are other legal proceedings threatened or pending against the Company:

1.	Affinalia has threatened to file legal proceedings against the Company regarding an 80,000 Euros dispute regarding adjustments to the sale price of our post-paid telephone business, over actual traffic with postpaid customers sold to them;

2.	Nicholas Bruemmer claims over 250,000 Euros; and

3.	SPACOM affiliate of Teleconnect for 85,000 Euros.

Item 4.	Submission of Matters to a Vote of Security Holders

The shareholders of the Company held a special meeting on November 26, 2004 where the majority of the shareholders of the Company approved and ratified the present members of the Board of Directors. The only members of the Board of Directors of the Company are Gustavo Gomez as Chairman of the Board, Herman de Haas and Leonardus Geeris.

The shareholders of the Company held a special meeting on July 29, 2004 where the majority of the shareholders of the Company approved and ratified an amendment to the Articles of Incorporation of the Company which increased the authorized number of shares of our Common Stock from 100,000,000 shares to 200,000,000.

PART II

Item 5.	Market for Common Equity and Other Shareholder Matters

General

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

Year Ended December 31, 2002(1)	High Closing(1) Bid Price	Low Closing (1) Bid Price
1st Quarter	$0.75	$0.40
2nd Quarter	$0.96	$0.33
3rd Quarter	$0.52	$0.31
4th Quarter	$0.60	$0.30

Year Ended December 31, 2003(1)
1st Quarter	$0.92	$0.41
2nd Quarter	$1.07	$0.63
3rd Quarter	$1.01	$0.28
4th Quarter through 12/28/2003	$0.54	$0.27
4th Quarter 12/29/2003 through 12/31/2003	$0.36	$0.22

Year Ended December 31, 2004
1st Quarter	$1.08	$0.20
2nd Quarter	$0.30	$0.16
3rd Quarter	$0.48	$0.23
4th Quarter	$0.46	$0.15
____________________________
(1)	The above prices reflect trading prior to a 1-for-2 reverse stock split of the common stock of the Company which was effective on December 29, 2003.

The closing bid price of the Common Stock (pre-split) of the Company on September 30, 2004 was $0.40 per share.

Stock Option, SAR and Stock Bonus Consultant Plan

Effective March 27, 2002, the Company adopted and approved its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the APlan@) which reserved 1,000,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions.

Sale of Unregistered Securities

During the three months ended September 30, 2004, the Company issued 2,500,00 restricted shares of its Common Stock to Volim Holdings B.V. in exchange for facilitating $247,000 in debt payable by the Company, in reliance upon Regulation S under the Securities Act of 1933. In addition, the Company issued 400,000 restricted shares of its Common Stock for accrued interest totaling $40,000.

During the three months ended September 30, 2004, the Company issued 2,500,000 restricted shares of its Common Stock to Geeris Holding Nederland B.V. in exchange for the foregiveness of $245,000 in debt payable by the Company, in reliance upon Regulation S under the Securities Act of 1933. In addition, the Company issued 1,000,000 restricted shares of its Common Stock for accrued interest totaling $100,000.

Item 6.	Managements Discussion and Analysis or Plan of Operations

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

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company=s property and equipment.

Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist.. Goodwill is tested by comparing net book value of the reporting entity to fair value. Managements assumptions about fair values require significant judgement because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

Segment Reporting. We have adopted SFAS No. 131, ADisclosures About Segments of an Enterprise and Related Information.@ SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, telecommunications systems and related services.

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

Our three most significant customers each accounted for more than 10% of our revenues during the year ended September 30,2004. Domestic sales in Spain accounted for 100% of our revenues in each of the last two years.

Telecommunication revenues increased by $1,629,000 in 2004, or 35.9% from 2003 revenues despite the sale of our post-paid telephone services, during fiscal 2004, because there was an increase in our pre-paid telephone services. The sale of our post-paid telephone services substantially eliminates any credit risk with our customers.

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

Stock-based compensation charges are recorded when the exercise price of an option or the sales price of stock is less than the fair value of the underlying Common Stock for awards to employees. We also record stock-based compensation charges when options are granted to non-employees. Compensation charges for non-employees are based on estimates of the underlying stock fair values. As of September 30, 2004, the Company has granted 1,000,000 stock options. In addition the Company has issued Common Stock to consultants and professionals in exchange for services to the Company.

Year Ended September 30, 2004, Compared to September 30, 2003

The following table sets forth certain operating information regarding the Company, including its subsidiary Teleconnect Comunicaciones, S.A.

	Year Ended	Year Ended
	September 30, 2004	September 30, 2003

Revenues	$6,167,000	$4,538,000
Cost of goods sold	$4,944,000	$3,494,000
Selling, general and administrative	$4,127,000	$4,078,000
Depreciation	$480,000	$367,000
Bad Debt Expense (Recoveries)	$(227,000)	$255,000
Impairment of goodwill	$0	$6,637,000

Other Income (Expenses)	$(558,000)	$(121,000)
Net Loss	$(3,202,000)	$(10,031,000)
Comprehensive (Loss)	$(3,645,000)	$(11,480,000)
Net Loss Per Share	$(0.10)	$(0.58)

Revenues. Revenues for the year ended September 30, 2004,increased to $6,167,000, compared to $4,538,000 or 35.9% from the prior year revenues.

Our revenues during the year ended September 30, 2004, were derived primarily from providing a range of integrated telephone service solutions to our clients:

* Prepaid Calling Cards
* Prepaid fixed line long distance calling
* Other

Pricing Policies The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services directed at foreign residents in Spain for them to call long distance, pricing is oriented to provide a significant discount compared to the incumbent operator. It is not the intention of the Company to enter Aprice wars@ with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and the accuracy of the billing. For services directed at small and medium companies, we try to position ourselves to provide a turnkey solution to their telecommunications needs, providing voice local and long distance calling, access to the internet, email, web hosting, PBX supply and maintenance, etc. With our prepaid calling card services, we have sought tourists that needed to call home but at cheaper prices than the hotel phone or local public phone.

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

Cost of goods sold for the year ended September 30, 2004 were $4,944,000, an increase of $1,450,000 or 41.5% from the prior year cost of sales of $5,071,000. Gross profits decreased by 3.2% from 19.8% in fiscal 2004 compared to 23.0% in fiscal 2003. The principal reasons for the decrease was management's conscious effort to restructure the Company, reducing staff and reassigning duties. Though the actual reduction in selling, general and administrative expenses was significant, it was offset by the valuation of stock issued as compensation for services to external consultants and shareholders that provided financing.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 2004 were $4,127,000, an increase of $49,000 or 1.2% from the prior year=s operating expenses of $4,078,000. The principal reasons for the increase was taking over the operating expenses of Teleconnect but relatively improved due to the synergies associated with the consolidation of the business; Teleconnect - ITS Europe.

Depreciation Expense. Depreciation expense for the year ended September 30, 2004 was $480,000, an increase of $113,000 or 30.8% from the prior year=s depreciation expense of $367,000. This increase is due primarily to the depreciation of Teleconnect property and equipment for twelve months during 2004 compared to nine months during 2003.

Impairment of Goodwill. During the year ended September 30, 2003, the Company fully impaired the goodwill associated with the Teleconnect acquisition in the amount of $6,637,000. This impairment was recorded as a result of lower than projected operating results from the acquired subsidiary. The Company had no investment in goodwill at September 30, 2004.

Bad Debt Expense (Recoveries). Bad debt expense (recoveries) for the year ended September 30, 2004 was $(227,000), a decrease of $482,000 from the prior year=s bad debt expense of $255,000. The principal reason for the decrease was due to the improved collection procedures by the Company.

Interest Expense. Interest expense for the year ended September 30, 2004 was $558,000 as compared to only $121,000 for the prior year. This increase was due primarily to interest incurred on loans made from affiliated parties during fiscal 2004 to finance the operations.

Net Loss. The net loss of the Company decreased to $(3,202,000) during the fiscal year ended September 30, 2004 compared to $(10,031,000) during the fiscal year ended September 30, 2003, a decrease of approximately 68.1%. The decrease in the net loss of the Company is attributable primarily to bad debt recoveries in 2004 and the impairment of goodwill in 2003.

Liquidity and Capital Resources. At September 30, 2004, the Company had negative working capital of approximately $(7,970,000), compared to negative working capital of $(7,453,000) at September 30, 2003.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowing, and in part upon its ability to reach a profitable level of operations. The Company=s financial statement so not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

The Companys capital resources have been provided primarily by capital contributions from stockholders, stockholders= loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments. The following table is a recap of the Companys contractual obligations as of September 30, 2004.

	Payments Due by Period
	Total	Less than One Year	1-3 Years
Tax Agency Debt	$390,000	$100,000	$290,000
Operating Leases	241,000	211,000	30,000
Total Contractual Cash Obligations	$631,000	$311,000	$320,000

Plan of Operations. The Company expects that new funds will be injected into the Company during the three months ending March 31, 2005.

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

Recent Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative=s fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 will not have an effect on our financial statements because we do not engage in derivative or hedging activities.

In December 2002, the FASB issued SFAS No 148, AAccounting for Stock-Based Compensation - Transition and Disclosure@. This statement amends SFAS No. 123, AAccounting for Stock-Based Compensation.@ The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company continues to apply APB 25 recognition and measurement principles, but will comply with the new disclosure requirements of ths statement. As of September 30, 2003 the Company has not issued any stock under its stock-based employee compensation plan.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue having a material impact on our financial statements.

Item 7.	Financial Statements

The consolidated financial statements of the Company for its fiscal years ended September 30, 2004 are provided with this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

PART III

Item 9.	Directors and Executive Officers

The directors and officers of the Company as of September 30, 2004, are as follows:

Name	Age	Position

Gustavo A. Gomez	41	Director, President and Treasurer

Herman C. de Haas	43	Director, Executive Vice President and Chief Operating Officer, and Managing Director of Teleconnect Comunicaciones, S.A

Leonardus Geeris	59	Director

The background and principal occupations of each director and officer of the Company are as follows:

Mr. Gomez became a director, the President, Secretary and Treasurer of the Company on March 6, 2002. From May 2001 to the present, he has been the founder and operator of OpenVia S.L., a European telecommunication consulting company. From January 2000 to April 2001, he was the co-founder and Managing Director of Broadband Optical Access S.A., a carrier engaged in the European broadband access market. From January 1998 to January 2000, Mr. Gomez was its Account Director in Spain with Nortel Networks Corp. and previously was Nortel=s Manager GSM products in Spain until September 1998. From April 1997 to January 1998, he was the Director of Marketing of Retevision. From February 1996 to April 1997, Mr. Gomez was the Deputy Commercial Director of Telefonica S.A.=s international business unit. Mr. Gomez received a Bachelor of Electrical Engineering degree from McGill University in 1986, and received a MBA degree from the Instituto de Empresa (Madrid Business School) in 1997. On March 16, 2002, the Company entered into a contract for professional services with Mr. Gomez which provides for annual compensation of 121,000 Euros, and bonuses based upon the performance of his services to the Company; and was issued 250,000 shares of restricted Common Stock.

Mr. de Haas became a director of the Company in May 2003, and became the President and Chief Operating Officer of the Company on May 27, 2003; and has been the Managing Director of Teleconnect Comunicaciones, S.A., the principal subsidiary of the Company, since March 2003. From September 2000 to the present, he has been the Chief Executive Officer and owner of ShareWorks Capital Management, a management and investment consulting firm. From September 1999 to August 2000, Mr. de Haas was the Managing Director and 50% owner of Vermeulen Adviesgroep B.V. From February 1996 to August 1999, he was the Director of Operations of McDonald=s Nederland B.V. Mr. de Haas graduated with a degree in Industrial Engineering & Business Administration in 1986 from Technical University of Rotterdam.

Mr. Geeris became a director of the Company in May 2003. He is the President, managing director and owner of Geeris Holding Nederland B.V. which owns and invests in real estate and other industries.

Item 10.   Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2004

					Long-Term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Other Annual Compen-sation	Restricted Stock Awards(3)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compen-sation
Gustavo Gomez President and Treasurer	2004	$156,000	$0	$0	$0	$0	$0	$0
Herman de Haas Executive Vice President and Chief Operating Officer, and Managing Director of Teleconnect Comuni- caciones, S.A. Former Secretary(5)	2004	$156,000	$0	$0	$0	$0	$0	$0

All executive officers as a group (2 persons) $312,000

(1)	The salaries of the officers of the Company has been fixed at 120,000 Euro since 2002. However, differences in reported amounts is due to the varying currency exchange rates between the Euro and U.S. dollars.

(2)	Personal benefits received by the Company=s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company=s executive officers and directors, and persons who beneficially own more than ten percent of the Company=s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, the Company believes that during the year ended September 30, 2004, all such filing requirements applicable to its officers and directors were complied with.

2002 Employee Stock Option, SAR and Stock Bonus Plan

Effective June 10, 2002, the Company adopted and approved its 2002 Employee Stock Option, SAR and Stock Bonus Plan (the APlan@) which reserves 1,250,000 (after effect of split) shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. No awards of stock options, SAR=s or stock bonuses have been granted to directors, officers or employees of the Company as of September 30, 2004.

Stock Option, SAR and Stock Bonus Consultant Plan

Effective March 27, 2002, the Company adopted and approved its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the APlan@) which reserved 1,000,000 shares (after effect of split) of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2004.

Director and Officer Indemnification and Limitations on Liability

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock split, beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2004, are as follows:

	Shares
Management	Beneficially	Percent of
Shareholders (1)	Owned (1)	Common Stock
Leonardus Geeris	30,277,813	49.97%
Gustavo A. Gomez	125,000	0.21%
Herman C. de Haas	100,000	0.17%
Directors and officers as a group (3 persons, including the above persons)	30,502,813	50.34%

(1)	Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2)	Mr. Geeris beneficially owns these shares of Common Stock through his ownership of Geeris Holding Nederland B.V.

The following table sets forth information with respect to the beneficial ownership of the Company=s Common Stock, as adjusted for the stock split, by each shareholder who beneficially owns more than five percent (5%) of the Company=s Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of September 30, 2004. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

	Title of	Shares of	Percent
	Beneficially	Outstanding	Owned
Names and Addresses	Class	Common Stock

Carnival Enterprises Ltd.	Common	6,184,240	10.21%
Suite 4, 4 Giros Passage
Gibralter, Spain

Geeris Holding Nederland B.V.(1)	Common	30,277,813	49.97%
Helvoirtseweg 146, 5263, EH Vught
Postbus 317, 5260, AH Vught
The Netherlands

Franz Broekhof	Common	4,460,750	7.36%
Van Beuningen laan 15
Soest, GE 3768
The Netherlands

Volim Holding B.V.	Common	5,976,863	9.86%
Zandpad 55
3621 NE Breukelen
The Netherlands

WKC Groenwoud	Common	3,616,350	5.97%
Helvoirtsweg 146 Postbus 2190
5260 CD Vught
The Netherlands

(1)	Geeris Holding Nederland B.V. is owned by Leonardus Geeris, a director of the Company.

Item 12.    Certain Relationships and Related Transactions

During February 2004, Mr. Leonardus Geeris and Mr. Frans Broekhof converted loans they had made to the Company of 350,000 Euro each into 4,460,750 shares each of restricted Common Stock in reliance upon Regulation S under the Securities Act of 1933, as amended, which were issued to Geeris Holding Nederland B.V., a company that is owned by Leonardus Geeris, a director of the Company, and Frans Broekhof.

During the year ended September 30, 2004, Mr. Leonardus Geeris made unsecured loans of $1,137,000 to the Company which are due on demand with no interest payable.

Item 13.     Exhibits and Reports on Form 8-K

(A)	Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended September 30, 2004.

(B)	Exhibits

1(i) Articles of Incorporation of the Company	The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 registration statement of the Company (File No. 333-93583)

1(ii) Amendment to Articles of Incorporation	An Amendment to the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of the Company dated January 29, 2001.

1(iii) Amendment to Articles of Incorporation
An Amendment to the Articles of Incorporation of the Company filed on February 26, 2003, is incorporated hereby by reference to Exhibit 1 (iii) to the Form 10-KSB annual report of the Company for its fiscal year ended September 30, 2003.

1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)

10. Material Contracts

10(a)	Bridge Loan Agreement dated August 8, 2004, between the Company and Volim Holding B.V.

10(b)	Bridge Loan Agreement dated August 8, 2004, Between the Company and Geeris Holdings Nederland B.V.

10(c)	Management Agreement dated October 29, 2004, between the Company and Openvia S. L.

10(d)	Management Agreement dated October 29, 2004, between the Company and Shareworks Espana S. L.

11. Statement re: computation of per share
earnings	Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.

21. A description of the subsidiaries of the
Company	Description of the subsidiaries of the Company.

23. Consent of Murrell, Hall, McIntosh
& Co., PLLP	Consent of Murrell, Hall ,McIntosh & Co., PLLP, independent auditor

Item 14.    Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures. The Companys Chief Executive Officer and the Companys principal financial officer, after evaluating the effectiveness of the Companys disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for September 30, 2004, have concluded that as of the Evaluation Date, the Companys disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Companys consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

B. Changes in Internal Controls. There were no significant changes in the Companys Internal controls or in other factors that could significantly affect the Companys disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ITS Networks Inc.

Date: January 24, 2005	By:	/s/ Gustavo Gomez
Gustavo Gomez
Director, President and Treasurer

By:	/s/ Herman de Haas
Herman de Haas
Chief Financial Officer,
Executive Vice President and
Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 24, 2005	By:	/s/ Gustavo Gomez
Gustavo Gomez
Director, President and Treasurer

By:	/s/ Herman de Haas
Herman de Haas
Director, Chief Financial Officer,
Executive Vice President and
Principal Accounting and Financial Officer

INDEX OF EXHIBITS ATTACHED

Exhibit		Description

10.		Material Contracts:

	10(a)	Bridge Loan Agreement dated August 8, 2004, between the Company and Volim Holding B.V.

	10(b)	Bridge Loan Agreement dated August 8, 2004, Between the Company and Geeris Holdings Nederland B.V.

	10(c)	Management Agreement dated October 29, 2004, between the Company and Openvia S. L.

	10(d)	Management Agreement dated October 29, 2004, between the Company and Shareworks Espana S. L.

21.	A description of the subsidiaries of the Company	Description of the subsidiaries of the Company.

23.	Consent of Murrell, Hall, McIntosh & Co., PLLP	Consent of Murrell, Hall, McIntosh & Co., PLLP, independent auditor

31.1		Certification of Gustavo Gomez

31.2		Certification of Herman de Haas

32.1		Certification of Gustavo Gomez and Herman de Haas

ITS NETWORKS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ITS Networks, Inc.

We have audited the accompanying consolidated balance sheet of ITS Networks, Inc. and its subsidiaries as of September 30, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITS Networks, Inc. and its subsidiaries as of September 30, 2004, and the consolidated results of its operations and its consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Murrell, Hall, McIntosh & Co., PLLP

December 31, 2004
Oklahoma City, Oklahoma

ITS NETWORKS INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,000
Accounts receivable - trade, net of allowance
for doubtful accounts of $1,375,000	359,000
Accounts receivable - other	74,000
Inventory	46,000
Prepaid expenses	2,000

Total current assets	574,000

PROPERTY AND EQUIPMENT, NET	679,000

OTHER ASSETS:
Vendor deposits	190,000

$1,443,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$3,224,000
Accrued liabilities	755,000
Notes payable to bank	248,000
Current portion of payment obligation to taxing authority	100,000
Loans from related parties	2,452,000
Deferred income	1,765,000

Total current liabilities	8,544,000

LONG TERM DEBT
Payment obligation to tax agency, net of current portion shown above	290,000

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
authorized, no shares outstanding	-
Common stock; par value of $0.001, 200,000,000 shares
authorized, 60,588,280 shares outstanding
after effect of reverse stock split, December 29, 2003	61,000
Additional paid-in capital after effect of reverse stock split,	11,858,000
Less: Prepaid syndication fees	-
Accumulated (deficit)	(17,296,000)
Effect of cumulative translation adjustment	(2,014,000)

Total stockholders' (deficit)	(7,391,000)

$1,443,000

See accompanying summary of accounting policies and notes to financial statements.

ITS NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

SALES	$6,167,000	$4,538,000

COST OF GOODS SOLD (exclusive of Depreciation
shown separately below)	4,944,000	3,494,000

GROSS PROFIT	1,223,000	1,044,000

OPERATING EXPENSES:
Selling, general and administrative expenses	4,127,000	4,078,000
Depreciation	480,000	367,000
Bad debt expense (recoveries)	(227,000)	255,000
Impairment on goodwill	-	6,637,000

Total operating expenses	4,380,000	11,337,000

(LOSS) FROM OPERATIONS	(3,157,000)	(10,293,000)

OTHER INCOME (EXPENSES):
Interest expense	(558,000)	(121,000)

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,715,000)	(10,414,000)

PROVISION FOR INCOME TAXES	-	-

(LOSS) FROM CONTINUING OPERATIONS	(3,715,000)	(10,414,000)

DISCONTINUED OPERATIONS:
Income on disposal of fixed line division	513,000	383,000

NET (LOSS)	$(3,202,000)	$(10,031,000)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.10)	$(0.60)
Discontinued operations	0.01	0.02
Net (Loss)	$(0.09)	$(0.58)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	37,271,857	17,439,287

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net (loss)	$(3,202,000)	$(10,031,000)
Foreign currency translation adjustment	(443,000)	(1,449,000)

COMPREHENSIVE (LOSS)	$(3,645,000)	$(11,480,000)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Comprehensive (loss)	$(0.10)	$(0.66)

See accompanying summary of accounting policies and notes to financial statements

ITS NETWORKS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	Common Stock
	As adjusted for stock split					Accumulated
	Number	$0.001	Additional	Prepaid		Other	Total
	of	par	Paid-In	Syndication	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Fees	Deficit	Loss	Deficit

Balance, September 30, 2002	12,506,935	$12,000	$3,509,000	$(418,000)	$(4,063,000)	$(122,000)	$(1,082,000)
Common stock bonus for consulting
services in lieu of cash payment	150,000	-	86,000	-	-	-	86,000
Common stock issued for conversion
of debt to equity	9,767,093	10,000	4,976,000	-	-	-	4,986,000
Common shares repurchased
and retired	(3,750)	-	(6,000)	-	-	-	(6,000)
Foreign currency translation
adjustment	-	-	-	-	-	(1,449,000)	(1,449,000)
Net (loss) for the year ended
September 30, 2004	-	-	-	-	(10,031,000)	-	(10,031,000)

Balance, September 30, 2003	22,420,278	22,000	8,565,000	(418,000)	(14,094,000)	(1,571,000)	(7,496,000)

Common stock issued for cash	1,150,000	2,000	113,000	-	-	-	115,000
Common stock issued for conversion
of debt to equity	28,038,002	28,000	1,942,000	-	-	-	1,970,000
Common stock issued for interest on
notes payable	6,800,000	7,000	575,000	-	-	-	582,000
Common stock issued for professional
fees in lieu of cash payment	2,180,000	2,000	663,000				665,000
Expired syndication fees	-	-	-	418,000	-	-	418,000
Foreign currency translation
adjustment	-	-	-	-	-	(443,000)	(443,000)
Net (loss) for the year ended
September 30, 2004	-	-	-	-	(3,202,000)	-	(3,202,000)

Balance, September 30, 2004	60,588,280	$61,000	$11,858,000	$-	$(17,296,000)	$(2,014,000)	$(7,391,000)

See accompanying summary of accounting policies and notes to financial statements.

ITS NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
Page 1 of 2

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,202,000)	$(10,031,000)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	480,000	367,000
Loss on write-off of syndication fees	418,000	-
Bad debt expense	-	255,000
Loss on disposition of assets	11,000	110,000
Non cash expenditures paid with stock	1,247,000	86,000
Loss on impairment on goodwill	-	6,637,000
Decrease (increase) in operating assets:
Accounts receivable - trade	(160,000)	(249,000)
Accounts receivable - other	145,000	(116,000)
Inventory	13,000	(59,000)
Prepaid expenses	8,000	6,000
Vendor and other deposits	19,000	(115,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(951,000)	4,180,000
Deferred income and deposits received	115,000	1,642,000

Net cash provided by (used in) operating activities	(1,857,000)	2,713,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased goodwill	-	(4,339,000)
Purchase of property and equipment	-	(1,427,000)

Net cash provided by (used in) investing activities	-	(5,766,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	2,194,000	3,906,000
Loan proceeds from bank	15,000	233,000
Payment on tax agency obligation	(90,000)	480,000
Cash paid for treasury stock		(6,000)
Proceeds from sale of common stock	115,000	-

Net cash provided by financing activities	2,234,000	4,613,000

EFFECT OF EXCHANGE RATE	(443,000)	(1,449,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(66,000)	111,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	159,000	48,000

CASH AND CASH EQUIVALENTS,
END OF YEAR	$93,000	$159,000

See accompanying summary of accounting policies and notes to the financial statements.

ITS NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
Page 2 of 2

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$28,000	$121,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Stock issued as additonal purchase consideration (Goodwill)	$-	$2,297,500
Long-term debt converted to common stock	$1,970,000	$4,136,000
Common stock issued for interest on notes payable	$582,000	$-
Common stock issued for services received	$665,000	$86,000

See accompanying summary of accounting policies and notes to financial statements.

ITS NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

In December 2002 the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") for up to 1,500,000 shares of the Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, of the Company valued at $.9190 (after effect of reverse split) per share and the assumption of approximately 2,200,000 Euros of net debt. See Note 4 for further details on this acquisition. Teleconnect principally provided prepaid long distance services via the sale and servicing of prepaid telephone calling cards.

The consolidated financial statements include the accounts of ITS Europe, Teleconnect, and the Company. The Company is a provider of various telecommunication services and products within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN

During the two years ended September 30, 2004 and 2003, the Company incurred net (losses) of ($3,202,000) and ($10,031,000), respectively. As of September 30, 2004, the Company had negative working capital of ($7,970,000) and a deficit net worth of ($7,391,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is seeking additional financing but there can be no assurance that any will be obtained.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2004.

Consolidation Policies - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,765,000 as of September 30, 2004.

Inventory - Inventory consists primarily of unused calling cards. Inventories are stated at the lower of cost determined on the first in first out method, or cost, whichever is less.

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

Foreign Currency Translation/Transactions - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the September 30, 2004 exchange rate for current assets and liabilities and at the historical exchange rate on the date of acquisition on property and equipment. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign transaction gains and losses in the functional currencies are immaterial.

Reclassification of Prior Year Balances - The classification of certain items within the financial statements for the year ended December 31, 2003 have been changed to be consistent with the classifications adopted by the Company in 2004.

New Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)”. SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.'

The statement is effective for the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

4. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. In the past, it has extended credit to fixed line customers for fixed line charges. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of September 30, 2004 its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of September 30, 2004, three customers accounted for 31%, 18% and 17% of net accounts receivables.

5. ACQUISITION OF TELECONNECT COMMUNICACIONES, S.A.

In December 2002, the Company acquired Teleconnect Comunicaciones, S.A. ("Teleconnect") in consideration for the issuance of up to 1,500,000 shares of the Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, of the Company valued at $.919 (after effect of reverse split) per share and the assumption of approximately 2,200,000 Euros of net debt. The stock issuance was subject to guarantees made by Teleconnect shareholders that Teleconnect liabilities will not exceed 2,200,000 Euro. Management anticipated that Teleconnect debts would sufficiently exceed the 2,200,000 Euro limit that no additional shares would be required to be issued.

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

During the period of April 2003 to September 2003, the Management of the Company attempted to attract new investors to help relieve the additional cash strain produced by the hidden liabilities associated with the Teleconnect acquisition. These efforts were made ineffective due to the growing threats of mutual-litigation between the main ex-Teleconnect shareholders and the Company. Given the priority and urgency to raise funds at that time, Management believed, and still believes, that the only way to attract investment money was to reach a “truce” with the ex-Teleconnect shareholders and as such bring shareholder stability to the Company.

As such, on September 29, 2003, the Company entered into an agreement with the major former shareholders of Teleconnect whereby the Company agreed to waive the Net Debt calculations compensation called for in the original stock purchase agreement and to issue the former Teleconnect shareholders the original 1,500,000 shares plus an additional 1,000,000 shares for a total of 2,500,000 shares of the Company’s restricted common stock, after the effect of the reverse stock split on December 29, 2003. These 2,500,000 shares were valued at $.919 per share or a total consideration of $2,277,500. In exchange, all hostile actions taken by the ex-Teleconnect shareholders would be immediately withdrawn and they would support the Company’s fund raising efforts.

Following this transaction, the Company had $6,637,000 in goodwill associated with the Teleconnect acquisition.

In accordance with Financial Accounting Standards Board Opinion No 142, the Company recognized an impairment loss of $6,637,000 during the fiscal year ended September 30, 2003. This impairment was recognized as a result of the failure of the Teleconnect acquisition to generate sufficient operating profits to support the carrying value of the goodwill.

6. PROPERTY AND EQUIPMENT

Property and equipment, substantially all of which are located in Spain, at September 30, 2004 was comprised as follows:

Computers and switching systems	$1,807,000
Furniture and fixtures	141,000
Transportation equipment	14,000

Total at cost	1,962,000
Less: Accumulated depreciation
and amortization	(1,283,000)

Net Property and Equipment	$679,000

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Computers and switching systems	5-7 years
Leasehold improvements	5 years
Furniture and fixtures	7 years
Transportation equipment	4 years

All depreciation is computed on a straight line bases over their useful lives.

7. LOANS FROM RELATED PARTIES

As of September 30, 2004, the Company had short term loans totaling $2,452,000 from shareholders. These loans do bear interest, are unsecured, and are due upon demand.

8. NOTE PAYABLE TO BANK

As of September 30, 2004, the Company had a $248,000 (€200,000) loan from a bank. This loan bears interest at the rate of 4.25% and is due on February 10, 2005. This loan is secured by a bank guarantee issued by the Rabobank Netherlands in the name of a stockholder. The Company expects that the stockholder will extend the bank guarantee in order to delay the repayment of the loan for another six-month period.

9. LONG-TERM DEBT

During November 2002, the Company entered into an agreement with Spanish taxing authorities to pay past due employment tax liabilities incurred during the period commencing in January of 2001 through April of 2002 totaling €412,356. Payment terms call for a sixty month payout with interest paid monthly at 4.24% per annum and principal payments ranging from €3,436 per month in year one to €10,309 per month in year five. As of September 30, 2004, $290,000 (€234,000) of this debt is long-term.

Maturities on long term debt by year are as follows:

Due within one year	$100,000
Due in year two	126,000
Due in year three	151,000
Due in year four	13,000
Due in five years	-
Thereafter	-

Total	$390,000

10. INCOME TAXES

The Company's subsidiaries, ITS Europe and Teleconnect, file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 15 years. For the year ended December 31, 2003, the available tax loss carryforwards for ITS Europe and Teleconnect are €4,292,000 and €11,796,000 respectively. The utilization of these losses expires as follows:

	ITS Europe	Teleconnect
Year
2010	€11,000	€-
2011	€25,000	€-
2012	€63,000	€-
2013	€79,000	€-
2014	€713,000	€129,000
2015	€1,319,000	€638,000
2016	€783,000	€2,770,000
2017	€778,000	€6,240,000
2018	€521,000	€2,019,000

Total	€4,292,000	€11,796,000

The Company accounts for income taxes under Financial Accounting Standards Number 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

At September 30, 2004, the Company had US net operating loss carryforwards of approximately $1,059,000 for federal income tax purposes.

The US carryforward expiration years and amounts are as follows:

Year	Amount

2021	$6,000
2022	191,000
2023	542,000
2034	320,000

$1,059,000

Deferred tax assets and liabilities are comprised of the following as of September 30, 2004 and 2003:

	September 30,
	2004	2003
Deferred income tax assets:
Tax effect of impairment of
goodwill in excess of amounts
amortized for income tax
reporting purposes	$996,000	$996,000
Tax effect of net operating
loss carryforward	1,059,000	739,000
	2,055,000	1,735,000

Valuation allowance	(2,055,000)	(1,735,000)

Net deferred tax asset	$-	$-

The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company cannot be assured at this time that it will be able to utilize these loss carryforwards.

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the years ended September 30, 2004 and 2003 are as follows:
	September 30,
	2004	2003

Income tax benefit - Federal	$1,089,000	$341,000
Less valuation allowance	(1,089,000)	(341,000)

Total	$-	$-

11. OPERATING LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2005. Rent expense incurred in operating leases for the fiscal years ended September 30, 2004 and 2003 are $294,306 and $220,154 respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2004 for each of the next five years and in the aggregate are:

Year ended September 30,	Amount

2005	$211,000
2006	30,000
2007	-
2008	-
2009	-
Thereafter	-

Total minimum future rental payments	$241,000

12. SALE OF FIXED LINE BUSINESS

During November 2003, the Company entered into an agreement with a third party to sell its post paid long distance business. The sales price was set at 550,000 euro subject to certain price adjustments related to sales volumes for the month of April 2004. Although a final settlement agreement has not been reached, the sale was recorded at 481,000 euros, based on management’s best estimate of the final settlement price. Dialers and other equipment with a net book value of 89,000 euro were transferred to the purchasers resulting in a gain of 392,000 euro ($477,000).

The sale of this fixed line business was necessary to ensure the continuity of the Company given the financial condition of the company at that time. As per the Board minutes dated October 15, 2003, the Board detailed the immediate cash needs of 975,000 euros to avoid the sale of the fixed line business as well as to satisfy some other creditors and cover the operating loss being carried forward.

Management’s efforts to raise money from bank loans, existing shareholders or new investors under negotiation, were not successful due to the company’s financial situation at that point in time as well as the very short time available to raise this amount in order to avoid the main carrier paralyzing the company’s operations.

The proceeds from the sale of the fixed line business were used to satisfy the situation with the main carrier.

In accordance with the requirements of Accounting Principal Board Opinion 30, the discontinued operations were reflected after the loss from continuing operations in the financial statements.

13. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed suite against the Company claiming the fight to an additional 623,100 shares of the Company’s common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. Management believes this suite to be without merit and has not accrued any liability for this litigation as of September 30, 2004.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of September 30, 2004, the Company has accrued $136,000 to cover the anticipated cost of settling several litigation matters.

14. PREFERRED STOCK

A shareholder
The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2004.

15. STOCK TRANSACTIONS

During the year ended September 30, 2004, the Company issued 28,038,002 shares of restricted common stock in exchange for debts totaling $1,970,000; 6,800,000 restricted shares for accrued interest in the amount of $582,000 on notes payable; and 2,180,000 shares of unrestricted common stock for professional services rendered valued at $665,000.

During the year ended September 30, 2004, the Company issued 2,180,000 shares of common stock for professional fees totaling $665,000.

During the year ended September 30, 2003, the Company issued 9,767,093 shares of restricted common stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, in exchange for debts totaling $4,986,000. In addition 150,000 restricted shares, after the effect of the 1 for 2 reverse stock split on December 29, 2003, were issued for services rendered valued at $86,000 and 3,750 shares, after the effect of the 1 for 2 reverse stock split on December 29, 2003, that were repurchased for $6,000 and retired during that year.

16. STOCK WARRANTS AND OPTIONS

During the year ended September 30, 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the “Employee Plan”), which reserves 1,250,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No options have been issued under this plan as of September 30, 2004

During the year ended September 30, 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the “Consultant Plan”), which reserves 1,000,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. During the fiscal years ended September 30, 2004 and 2003 the Company issued 2,180,000 and 150,000 shares respectively under the provision of this plan. On July 29, 2004, the Board of Directors and shareholders approved amending the existing plans to reserving up to 15,000,000 shares for the two plans, however, the amended plan has not yet been filed under Form S 8 with the Securities and Exchange Commission.

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

On February 1, 2004, the Company issued restricted stock options which have a term of five years at an exercise price of $0.25 per share covering 1,000,000 shares of restricted common stock. The stock can be exercised on or after January 1, 2005. Restricted stock on the date the option was granted was valued at $.10 per share based on other restricted stock transactions during the year.

The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended September 30, 2003, and 2002 related to its stock option plan under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings (loss) and net earnings (loss) per share would have increased to the pro forma amounts shown below for the years ending September 30, 2004 and 2003:

	2004	2003
Pro forma net (loss) applicable to common stockholders	$(3,202,000)	$(10,031,000)

Less: Total stock based compensation expense determined
under fair value based method for all awards, net of
related tax effect	(-)	(-)

Pro forma net (loss) per common share	$(3,202,000)	$(10,031,000)

	2004	2003
Earnings (loss) per share:
Basic - as reported	$(0.10)	$(0.58)

Basic - pro forma	$(0.10)	$(0.58)

Diluted - as reported	$(0.10)	$(0.58)

Diluted - pro forma	$(0.10)	$(0.58)

Information with respect to restricted stock options and warrants for restricted common stock outstanding are as follows:

	2004
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	3,755,790	$1.40
Granted at market value	1,000,000.25
Exercised	-	-
Expired	-	-

Outstanding at the end of year	4,755,790	$1.16

F-17

	2003
	Shares
	(After the
	effect of the 1
	for 2 reverse	Average
	stock split on	Exercise
	December 29, 2003)	Price

Outstanding at beginning of year	315,790	$0.10
Granted at market value	3,440,000	1.52
Exercised	-	-
Expired	-	-

Outstanding at the end of year	3,755,790	$1.40

	Options and Warrants Outstanding			Options Exercisable
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	9/30/04	Life (Years)	Price	9/30/04	Price
$0.20	315,790	2.5	$0.20	315,790	$0.10
$2.00	440,000	0.2	2.00	440,000	2.00
$0.50 - $2.50	3,000,000	3.2	1.45	3,000,000	1.45
$ .25	1,000,000	4.5	0.25	-	0.25

	4,755,790		$3.90	3,755,790	$1.52

	Options and Warrants Outstanding			Options Exercisable
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	9/30/03	Life (Years)	Price	9/30/03	Price
$0.20	315,790	3.5	$0.20	315,790	$0.10
$2.00	440,000	1.2	2.00	440,000	2.00
$0.50 - $2.50	3,000,000	4.2	1.45	3,000,000	1.45

	3,755,790		$3.65	3,755,790	$1.52

17. EARNINGS (LOSS) PER SHARE
Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 37,271,857 and 17,439,287 in 2004 and 2003, respectively. The earnings per share amounts for the discontinued operations have been computed using these numbers of shares.

Diluted earnings per share was not disclosed as of September 30, 2004 and 2003 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 5,215,790 and 3,755,790 shares were outstanding at September 30, 3004 and 2003, respectively, as adjusted for the reverse stock split.

18. FUND RAISING EFFORTS

During the year ended September 30, 2002, the Company entered into an equity line of credit with Cornell Capital Partners, L.P.("Cornell"). Pursuant to the equity line of credit agreement, the Company, at its discretion, will periodically sell to Cornell shares of Common Stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, Cornell will pay 95% of the lowest closing bid price on the Over-the-Counter Electronic Bulletin Board or other principal market on which our Common Stock is traded for the five consecutive trading days immediately following the notice date. On September 27, 2002, the Company issued 513,158 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for syndication fees for this equity line of credit. In addition, in connection with the Equity Line of Credit Agreement, we issued 13,158 shares of our Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, to Westrock Advisors, Inc. ("Westrock") as a placement agent fee. Given the change in market conditions, the decision was taken to cancel the equity line. Due to the Company’s failure to raise funds under this equity line of credit, syndication costs in the amount of $418,000 were charged against operations during 2004.

On October 22, 2003, an investment agreement was reached between GreenRidge Investment Ltd (“GreenRidge”) and ITS Networks by which GreenRidge would have injected 2,900,000 Euros into the Company in exchange for 60% of the total outstanding shares of the Common Stock of the Company. Other associated conditions included the conversion of all shareholder debt to equity. Due to circumstances beyond its control, GreenRidge representatives could not carry out the purchase within the required period of time.

As such, the management of the Company attempted to close with another potential investor which had showed interest. On November 28, 2003, Henk van Elst signed an investment agreement whereby he would invest 2,900,000 Euros into the Company with very similar conditions to GreenRidge, but without, amongst other things, the obligation for existing debt holders to convert their outstanding debt in the Company into equity.

As agreed between the parties, funds to be received from Mr. van Elst will be used for: (i) the last phase of the restructuring (i.e. solving the financial situation with main carrier UNI2); (ii) increasing the network capacity; (iii) providing bank guarantees and/or prepayments to carriers to increase the potential traffic volume; (iv) paying back certain bridge loans; and (v) additional working capital.

Hence, this agreement would have provided the Company with sufficient funds to repay major debts, as well as providing the necessary operating capital to expand its business and be more competitive. However, the Company did not receive the investment proceeds from Mr. van Elst.

Due to the U.S. Patriots Act, the injections of funds from Mr. van Elst were delayed. The Company was informed that the funds were to be made available during the month of February 2004. These funds were necessary to ensure the continued operations of the Company.

When these funds did not arrive, the Company hired Financial consultant EuroPartners Company Limited to support the management of the Company in the fundraising process and on May 13, 2004 the management signed a Placement Agreement with Euro Partners Company Ltd. whereby the former reserved for future investors the option on 60% of the total share capital of the Company in exchange for the full injection of $5,000,000. At that time, May 2004, Euro Partners had advanced negotiations with investor parties which were expected to come to fruition before the end of the calendar year 2004. As of September 30, 2004, the Company had not received any confirmation from EuroPartners Company Ltd that the funds would arrive.

The Company reserves itself the right to file for damages to cover the costs incurred and the loss of business as a result of the lack of fulfillment of the obligation of EuroPartners Company Limited. The Board will decide when and if any action is taken.

In the meantime, without any funds from new investors, the current majority shareholder and related parties covered the operating losses of the company during that period.

19. SUBSEQUENT EVENTS

In October 2004, Management undertook the task of again starting the process of fund raising. As of the date of this filing, conversations are being maintained with different parties but no new funds have yet been committed.

As part of its cost cutting measures, the Company moved its offices from Marbella to Malaga’s Technological Park.

In addition, in November 2004, a stockholder converted an additional 500,000 euros of loans into equity of the Company.

As well, the Board approved in October 2004 the renewal of the Management contracts of both the President and Vice-President of the Company.

