Form 10KSB/A
period 2004-09-30
ITS NETWORKS INC
filed 2005-01-27
CIK 1101688

U.S. Securities and Exchange Commission
Washington, D.C. 20549

    Form 10-KSB/A

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

During October 2003, the Company had to secure the continuity of its connection and business relations with UNI2 and sold its postpaid business to Affinalia, a Spanish postpaid accounts reseller, also working together with UNI2. As a result, the Company sold its post-paid telephone business to Affinalia so that its net credit risk for UNI2 decreased drastically. The Company=s is now only engaged in prepaid telephone voice services.

During the 2004 fiscal year, ITS Networks management has focused on improving margins on its prepaid business by reducing operating costs and reducing outstanding debt. As a result, it has decreased its debt and looked for additional debt/equity funding. Its telephone services have been redefined as a part of a new marketing mix and certain services relaunched with a raw image and brand name associated with the prepaid telephone card business of Teleconnect. The Company has constantly focused on reducing its operating costs to a minimum and is still taking measures which will further reduce its monthly expenses. The Company=s objective was to have a monthly break even situation before year end even if no additional funds from investors were to arrive.

In parallel to the cost reductions, the Company has developed a new rechargeable pre-paid telephone card. Other marketing actions are being planned to bring up sales levels to help reach a montly break even as quickly as possible.

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

Residential Accounts.

For those clients who have a fixed line and/or a mobile provided by a telecom operator in Spain, the Company offers a prepaid residential account with which they can save money on their international calls. These customers are typically foreigners living in Spain or having a second home in Spain, as well as small and medium enterprises with international contacts. During the 2004 fiscal year, the Company offered prepaid and postpaid accounts. The prepaid accounts are based on credit card payments. During fiscal 2004, Teleconnect eliminated all postpaid accounts, which were based on a monthly billing cycle and automatic collection system, and thereby, reducing bad debt expenses considerably.

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

Employees
As of September 30, 2004, the Company and its subsidiaries had 30 full-time employees, of which 2 were engaged in general management, 14 in operations, 6 in sales, 4 in accounting and finance, 2 in human resources and office management, and 2 in business development including marketing. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.
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

	High Closing(1)	Low Closing (1)
	Bid Price	Bid Price
Year Ended December 31, 2002(1)
1st Quarter	$0.75	$0.40
2nd Quarter	$0.96	$0.33
3rd Quarter	$0.52	$0.31
4th Quarter	$0.60	$0.30

Year Ended December 31, 2003(1)
1st Quarter	$0.92	$0.41
2nd Quarter	$1.07	$0.63
3rd Quarter	$1.01	$0.28
4th Quarter through 12/28/2003	$0.54	$0.27
4th Quarter 12/29/2003 through 12/31/2003	$0.36	$0.22

Year Ended December 31, 2004
1st Quarter	$1.08	$0.20
2nd Quarter	$0.30	$0.16
3rd Quarter	$0.48	$0.23
4th Quarter	$0.46	$0.15

(1)	The above prices reflect trading prior to a 1-for-2 reverse stock split of the common stock of the Company which was effective on December 29, 2003.

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

During the three months ended September 30, 2004, the Company issued 2,500,000 restricted shares of its Common Stock to Geeris Holding Nederland B.V. in exchange for the forgiveness of $245,000 in debt payable by the Company, in reliance upon Regulation S under the Securities Act of 1933. In addition, the Company issued 1,000,000 restricted shares of its Common Stock for accrued interest totaling $100,000.

Item 6. Management=s Discussion and Analysis or Plan of Operations

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

Pricing Policies.  The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services directed at foreign residents in Spain for them to call long distance, pricing is oriented to provide a significant discount compared to the incumbent operator. It is not the intention of the Company to enter "price wars@ with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and the accuracy of the billing. For services directed at small and medium companies, we try to position ourselves to provide a turnkey solution to their telecommunications needs, providing voice local and long distance calling, access to the internet, email, web hosting, PBX supply and maintenance, etc. With our prepaid calling card services, we have sought tourists that needed to call home but at cheaper prices than the hotel phone or local public phone.

Cost of Goods Sold.  Cost of goods sold for the year ended September 30, 2004 were $4,944,000, an increase of $1,460,000 or 41.5% from the prior year cost of sales of $3,494,000. Gross profits decreased by 3.2% from 19.8% in fiscal 2004 compared to 23.0% in fiscal 2003. This decrease was due in part to competitive market conditions and in part due to heavy discounting done at the end of the fiscal year to raise cash for operations. The cost of goods sold increased more than the sales due to the mix of prepaid and postpaid services where the prepaid has lower margins. Management consciously selected postpaid clients that were advantageous to our bottom line while simultaneously cutting services to customers which produced more cost than profit to the Company. As market conditions are becoming more competitive, management has tightened its selection criteria for Aprofitable@ postpaid clients.
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

Bad Debt Expense (Recoveries). Bad debt expense recoveries for the year ended September 30, 2004 was $(227,000), a decrease of $482,000 from the prior year=s bad debt expense of $255,000. The principal reason for the decrease was due to the improved collection procedures by the Company.

Interest Expense. Interest expense for the year ended September 30, 2004 was $558,000 as compared to only $121,000 for the prior year. This increase was due primarily to interest incurred on loans made from affiliated parties during fiscal 2004 to finance the operations.

Net Loss. The net loss of the Company decreased to $(3,202,000) during the fiscal year ended September 30, 2004 compared to $(10,031,000) during the fiscal year ended September 30, 2003, a decrease of approximately 68.1%. The decrease in the net loss of the Company is attributable primarily to bad debt recoveries in 2004.

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

The Company=s capital resources have been provided primarily by capital contributions from stockholders, stockholders= loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments. The following table is a recap of the Company=s contractual obligations as of September 30, 2004.

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

Mr. Geeris became a director of the Company in May 2003. He is the President, managing director and owner of Geeris Holding Nederland B.V. which owns and invests in real estate and other industries

Item 10. Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2004

		Annual compensation(1)			Long-Term Compensation(2)
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Other Annual Compensation	Restricted Stock Awards(3)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compen-sation
Gustavo Gomez President and Treasurer	2004	$156,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Herman de Haas Executive Vice President and Chief Operating Officer, and Managing Director of Teleconnect Comuni- caciones, S.A. Former Secretary(5)	2004	$156,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

All executive officers as a group (2 persons)  $312,000

(1)	The salaries of the officers of the Company has been fixed at 120,000 Euro since 2002. However, differences in reported amounts is due to the varying currency exchange rates between the Euro and U.S. dollars.

(2)	Personal benefits received by the Company=s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

	Title of	Shares of
	Beneficially	Outstanding	Percent
Names and Addresses	Class	Common Stock	Owned

Carnival Enterprises Ltd.	Common	6,184,240	10.21%
Suite 4, 4 Giro=s Passage
Gibralter, Spain

Geeris Holding Nederland B.V.(1)	Common	30,277,813	49.97%
Helvoirtseweg 146, 5263, EH Vught
Postbus 317, 5260, AH Vught
The Netherlands

Franz Broekhof	Common	4,460,750	7.36%
Van Beuningen laan 15
Soest, GE 3768
The Netherlands

Volim Holding B.V.	Common	5,976,863	9.86%
Zandpad 55
3621 NE Breukelen
The Netherlands

WKC Groenwoud	Common	3,616,350	5.97%
Helvoirtsweg 146 Postbus 2190
5260 CD Vught
The Netherlands

(1)	Geeris Holding Nederland B.V. is owned by Leonardus Geeris, a director of the Company.

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

11. Statement re: computation of per share
      earnings herein.                                                           Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by

21. A description of the subsidiaries of
      the Company                                                               Description of the subsidiaries of the Company.

23. Consent of Murrell, Hall, McIntosh
      & Co., PLLP                                                                 Consent of Murrell, Hall ,McIntosh & Co., PLLP, independent auditor

Item 14. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures. The Company=s Chief Executive Officer and the Company=s principal financial officer, after evaluating the effectiveness of the Company=s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for September 30, 2004, have concluded that as of the Evaluation Date, the Company=s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company=s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

B. Changes in Internal Controls. There were no significant changes in the Company=s Internal controls or in other factors that could significantly affect the Company=s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ITS Networks Inc.

Date: January 26, 2005	By:	/s/ Gustavo Gomez
Gustavo Gomez
Director, President and Treasurer

By:	/s/ Herman de Haas
Herman de Haas
Chief Financial Officer, Executive Vice President and Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 26, 2005	By:	/s/ Gustavo Gomez
Gustavo Gomez
Director, President and Treasurer

By:	/s/ Herman de Haas
Herman de Haas
Director, Chief Financial Officer, Executive Vice President and Principal Accounting and Financial Officer

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

10. Material Contracts:

10(a)	Bridge Loan Agreement dated August 8, 2004, between the Company and Volim Holding B.V.

10(b)	Bridge Loan Agreement dated August 8, 2004, between the Company and Geeris Holding Nederland B.V.

10(c)	Management Agreement dated October 29, 2004, between the Company and Openvia S. L.

10(d)	Management Agreement dated October 29, 2004, between the Company and Shareworks Espana S. L.

21. A description of the
subsidiaries of the Company	Description of the subsidiaries of the Company

23. Consent of Murrell, Hall,
McIntosh & Co., PLLP	Consent of Murrell, Hall, McIntosh & Co., PLLP, independent auditor

31.1	Certification of Gustavo Gomez

31.2	Certification of Herman de Haas

32.1	Certification of Gustavo Gomez and Herman de Haas

ITS NETWORKS INC.
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

ITS NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

SALES	$6,167,000	$4,538,000

COST OF GOODS SOLD (exclusive of Depreciation
shown separately below)	4,944,000	3,494,000

GROSS PROFIT	1,223,000	1,044,000

OPERATING EXPENSES:
Selling, general and administrative expenses	4,127,000	4,078,000
Depreciation	480,000	367,000
Bad debt expense (recoveries)	(227,000)	255,000
Impairment on goodwill	-	6,637,000

Total operating expenses	4,380,000	11,337,000

(LOSS) FROM OPERATIONS	(3,157,000)	(10,293,000)

OTHER INCOME (EXPENSES):
Interest expense	(558,000)	(121,000)

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,715,000)	(10,414,000)

PROVISION FOR INCOME TAXES	-	-

(LOSS) FROM CONTINUING OPERATIONS	(3,715,000)	(10,414,000)

DISCONTINUED OPERATIONS:
Income on disposal of fixed line division	513,000	383,000

NET (LOSS)	$(3,202,000)	$(10,031,000)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.11)	$(0.60)
Discontinued operations	0.01	0.02
Net (Loss)	$(0.10)	$(0.58)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	37,271,857	17,439,287

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net (loss)	$(3,202,000)	$(10,031,000)
Foreign currency translation adjustment	(443,000)	(1,449,000)

COMPREHENSIVE (LOSS)	$(3,645,000)	$(11,480,000)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.10)	$(0.66)
Comprehensive (loss)

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

ITS NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
Page 1 of 2

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,202,000)	$(10,031,000)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	480,000	367,000
Gain on write-down of asset	(3,996)	-
Loss on write-off of syndication fees	418,000	-
Bad debt expense	-	255,000
Loss on disposition of assets	-	110,000
Non cash expenditures paid with stock	1,247,000	86,000
Loss on impairment on goodwill	-	6,637,000
Decrease (increase) in operating assets:
Accounts receivable - trade	(160,000)	(249,000)
Accounts receivable - other	145,000	(116,000)
Inventory	13,000	(59,000)
Prepaid expenses	8,000	6,000
Vendor and other deposits	19,000	(115,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(951,000)	4,180,000
Deferred income and deposits received	115,000	1,642,000

Net cash provided by (used in) operating activities	(1,871,996)	2,713,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased goodwill	-	(4,339,000)
Purchase of property and equipment	14,996	(1,427,000)

Net cash provided by (used in) investing activities	14,996	(5,766,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	2,194,000	3,906,000
Loan proceeds from bank	15,000	233,000
Payment on tax agency obligation	(90,000)	480,000
Cash paid for treasury stock		(6,000)
Proceeds from sale of common stock	115,000	-

Net cash provided by financing activities	2,234,000	4,613,000

EFFECT OF EXCHANGE RATE	(443,000)	(1,449,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(66,000)	111,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	159,000	48,000

CASH AND CASH EQUIVALENTS,
END OF YEAR	$93,000	$159,000

See accompanying summary of accounting policies and notes to the financial statements.

ITS NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
Page 2 of 2

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$28,000	$121,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Stock issued as additional purchase consideration (Goodwill)	$-	$2,297,500
Long-term debt converted to common stock	$1,970,000	$4,136,000
Common stock issued for interest on notes payable	$582,000	$-
Common stock issued for services received	$665,000	$86,000

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

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.

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

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the years ended September 30, 2004 and 2003 are as follows:

	September 30,
	2004	2003
Income tax benefit - Federal	$1,089,000	$341,000
Less valuation allowance	(1,089,000)	(341,000)
Income tax provision	$-	$-

11. OPERATING LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2005. Rent expense incurred in operating leases for the fiscal years ended September 30, 2004 and 2003 are $294,000 and $220,000, respectively.

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

13. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed suite against the Company claiming the right to an additional 623,100 shares of the Company’s common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. Management believes this suite to be without merit and has not accrued any liability for this litigation as of September 30, 2004.

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

16. STOCK WARRANTS AND OPTIONS

During the year ended September 30, 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the “Employee Plan”), which reserves 1,250,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No options have been issued under this plan as of September 30, 2004.

During the year ended September 30, 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the “Consultant Plan”), which reserves 1,000,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. During the fiscal years ended September 30, 2004 and 2003 the Company issued 2,180,000 and 150,000 shares respectively under the provisions of this plan. On July 29, 2004, the Board of Directors and shareholders approved amending the existing plans to reserving up to 15,000,000 shares for the two plans, however, the amended plan has not yet been filed under Form S 8 with the Securities and Exchange Commission.

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

F-17

	2003
	Shares
	(After the
	effect of the 1
	for 2 reverse	Average
	stock split on	Exercise
	December 29, 2003)	Price

Outstanding at beginning of year	315,790	$0.10
Granted at market value	3,440,000	1.52
Exercised	-	-
Expired	-	-

Outstanding at the end of year	3,755,790	$1.40

	Options and Warrants Outstanding			Options Exercisable
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	9/30/04	Life (Years)	Price	9/30/03	Price

$0.20	315,790	2.5	$0.20	315,790	$0.10
$2.00	440,000	0.2	2.00	440,000	2.00
$0.50 - $2.50	3,000,000	3.2	1.45	3,000,000	1.45
$ .25	1,000,000	4.5	0.25	0	0.25

	4,755,790		$3.90	3,755,790	$1.52

	Options and Warrants Outstanding			Options Exercisable
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercisable
	9/30/03	Life (Year)	Price	9/30/03	Price

$0.20	315,790	3.5	$0.20	315,790	$0.10
$2.00	440,000	1.2	2.00	440,000	2.00
$0.50 - $2.50	3,000,000	4.2	1.45	3,000,000	1.45

	3,755,790		$3.65	3,755,790	$1.52

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

When these funds did not arrive, the Company hired financial consultant EuroPartners Company Limited to support the management of the Company in the fund raising process and on May 13, 2004 the management signed a Placement Agreement with EuroPartners Company Ltd. whereby the former reserved for future investors the option on 60% of the total share capital of the Company in exchange for the full injection of $5,000,000. At that time, May 2004, Euro Partners had advanced negotiations with investor parties which were expected to come to fruition before the end of the calendar year 2004. As of September 30, 2004, the Company had not received any confirmation from EuroPartners Company Ltd that the funds would arrive.

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

