Form 10QSB
period 2004-12-31
ITS NETWORKS INC
filed 2005-02-14
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

           [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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


                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 76,189,197 shares at February 7, 2005.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                ITS NETWORKS INC.

                                      INDEX

PART  I. FINANCIAL INFORMATION

Item  1. Financial Statements:

      Condensed Consolidated Balance Sheet as of December
      31, 2004 (Unaudited)                                                     3

      Condensed Consolidated Statements of Operations for
      the three months ended December 31, 2004 and
      2003(Unaudited)                                                          4

      Condensed Consolidated Statements of Changes in
      Stockholders' Deficit for the three months ended
      December 31, 2004 and 2003(Unaudited)                                    5

      Condensed Consolidated Statements of Cash Flows for
      the three months ended December 31, 2004 and 2003
      (Unaudited)                                                              6

      Notes to Condensed Consolidated Financial Statements                     8

Item  2. Management's Discussion and Analysis or Plan of
         Operations                                                           13

Item  3. Controls and Procedures                                              16

PART  II. OTHER INFORMATION

Item  1. Legal Proceedings                                                    17

Item  2. Changes in Securities                                                17

Item  3. Defaults upon Senior Securities                                      17

Item  4. Submission of Matters to a Vote of Security Holders                  17

Item  5. Other Information                                                    17

Item  6. Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                ITS NETWORKS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                                    $     62,000
 Accounts receivable - trade, net of allowance
  for doubtful accounts of $1,375,000                              435,000
 Accounts receivable - other                                        77,000
 Inventory                                                          50,000
 Prepaid expenses                                                    2,000
                                                              ------------
   Total current assets                                            626,000
                                                              ------------

PROPERTY AND EQUIPMENT, NET                                        636,000
                                                              ------------
OTHER ASSETS:
 Vendor deposits                                                   199,000
                                                              ------------
                                                              $  1,461,000
                                                              ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable - trade                                     $  3,500,000
 Accrued liabilities                                               933,000
 Notes payable to bank                                             248,000
 Current portion of payment obligation to
  taxing authority                                                 110,000
 Loans from related parties                                      2,252,000
 Deferred income                                                 2,029,000
                                                              ------------
   Total current liabilities                                     9,072,000
                                                              ------------

LONG-TERM DEBT
 Payment obligation to tax authority, net
  of current portion shown above                                   176,000
                                                              ------------

STOCKHOLDERS' DEFICIT:
 Preferred stock; par value of $0.001,
  5,000,000 shares authorized, no shares outstanding                    --
 Common stock; par value of $0.001,
  200,000,000 shares authorized, 76,189,197
  shares outstanding                                                76,000
 Additional paid-in capital                                     12,619,000
 Accumulated (deficit)                                         (17,827,000)
 Effect of cumulative translation adjustment                    (2,655,000)
                                                              ------------
   Total stockholders' (deficit)                                (7,787,000)
                                                              ------------
                                                              $  1,461,000
                                                              ============

                 See accompanying summary of accounting policies
                     and notes to the financial statements.

                                ITS NETWORKS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                       Three  Months  Ended
                                                            December 31,
                                                            ------------
                                                        2004           2003
                                                        ----           ----
SALES                                              $  1,510,000    $  1,533,000

COST OF GOODS SOLD (exclusive of
 depreciation shown separately below)                   988,000       1,457,000
                                                   ------------    ------------

GROSS PROFIT                                            522,000          76,000
                                                   ------------    ------------
OPERATING EXPENSES:
 Selling, general and administrative expenses           821,000         592,000
 Depreciation                                            94,000          79,000
                                                   ------------    ------------
      Total operating expenses                          915,000         671,000
                                                   ------------    ------------

(LOSS) FROM OPERATIONS                                 (393,000)       (595,000)
                                                   ------------    ------------
OTHER INCOME (EXPENSES):
 Interest expense                                      (138,000)        (27,000)
                                                   ------------    ------------
(LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                        (531,000)       (622,000)

PROVISION FOR INCOME TAXES                                   --              --
                                                   ------------    ------------
(LOSS) FROM CONTINUING OPERATIONS                      (531,000)       (622,000)
                                                   ------------    ------------
DISCONTINUED OPERATIONS:
  Income attributable to discontinued operations             --          35,000
                                                   ------------    ------------
NET (LOSS)                                         $   (531,000)   $   (587,000)
                                                   ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                  $      (0.01)   $      (0.03)
  Discontinued operations                          $      (0.00)   $      (0.00)
                                                   ------------    ------------
  Net Loss                                         $      (0.01)   $      (0.03)
                                                   ============    ============
AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                       71,039,464      22,420,297
                                                   ------------    ------------
THE COMPONENTS OF COMPREHENSIVE LOSS:
 Net (loss)                                        $   (531,000)   $   (587,000)
 Foreign currency translation adjustment               (641,000)       (710,000)
                                                   ------------    ------------

COMPREHENSIVE (LOSS)                               $ (1,172,000)   $ (1,297,000)
                                                   ============    ============

                 See accompanying summary of accounting policies
                     and notes to the financial statements.

                                ITS NETWORKS INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                        Common Stock
                                        ------------
                                       Number   $0.001     Additional    Prepaid                         Other           Total
                                         of       par       Paid-In    Syndication     Accumulated   Comprehensive  Stockholders'
                                       Shares   Value       Capital       Fees          Deficit          Loss          Deficit
                                   ----------   -------   -----------   ---------    ------------    -----------    -----------
Balance, September 30, 2003        22,420,278   $22,000   $ 8,565,000   $(418,000)   $(14,094,000)   $(1,571,000)   $(7,496,000)

Common stock issued for cash        1,150,000     2,000       113,000          --              --             --        115,000
Foreign currency translation
    adjustment                             --        --            --          --              --       (710,000)      (710,000)
Net (loss) for the three months
     ended December 31, 2004               --        --            --          --        (587,000)            --       (587,000)
                                   ----------   -------   -----------   ---------    ------------    -----------    -----------
Balance, December 31, 2003         23,570,278   $24,000   $ 8,678,000   $(418,000)   $(14,681,000)   $(2,281,000)   $(8,678,000)
                                   ==========   =======   ===========   =========    ============    ===========   ============
Balance, September 30, 2004        60,588,280   $61,000   $11,858,000   $      --    $(17,296,000)   $(2,014,000)   $(7,391,000)

Common stock issued for
  conversion of debt to equity     14,600,917    14,000       662,000          --              --             --        676,000
Common stock issued for
   loan fee consideration           1,000,000     1,000        99,000          --              --             --        100,000
Foreign currency translation
    adjustment                             --        --            --          --              --       (641,000)      (641,000
Net (loss) for the three months
     ended December 31, 2004               --        --            --          --        (531,000)            --       (531,000)
                                   ----------   -------   -----------   ---------    ------------    -----------   ------------
Balance, December 31, 2004         76,189,197   $76,000   $12,619,000   $      --    $(17,827,000)   $(2,655,000)  $(7,787,000)
                                   ==========   =======   ===========   =========    ============    ===========   ============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                ITS NETWORKS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                             Three months ended December 31,
                                             -------------------------------
                                                   2004         2003
                                                   ----         ----

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net  (loss)                                   $(531,000)   $(587,000)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
    Depreciation                                   94,000       79,000
    Loss on write down  and  disposition
      of  assets                                       --       24,000
    Non cash expenditures paid with stock         276,000           --
  Decrease (increase) in operating assets:
    Accounts  receivable - trade                  (76,000)    (166,000)
    Accounts  receivable - other                   (3,000)      97,000
    Inventory                                      (4,000)      (5,000)
    Prepaid  expenses                                  --      (20,000)
    Vendor  and  other  deposits                   (9,000)      (4,000)
Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities      454,000     (374,000)
    Deferred income and deposits                  264,000      945,000
                                                ---------    ---------
      Net  cash provided by (used  in)
        operating  activities                     465,000      (11,000)
                                                ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  property  and  equipment          (51,000)      (7,000)
                                                ---------    ---------
      Net  cash  (used  in)  investing
        activities                                (51,000)      (7,000)
                                                ---------    ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties          492,000      812,000
  Loan  proceeds  from  bank                           --       20,000
  Payment on tax agency obligation               (104,000)    (107,000)
  Payment on loan from related parties           (192,000)          --
  Proceeds  from  sale  of  common  stock              --      115,000
                                                ---------    ---------
      Net  cash  provided  by  financing
        activities                                196,000      840,000
                                                ---------    ---------
EFFECT  OF  EXCHANGE  RATE                       (641,000)    (710,000)
                                                ---------    ---------
NET  INCREASE  (DECREASE) IN  CASH  AND
  CASH  EQUIVALENTS                               (31,000)     112,000

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  YEAR                              93,000      159,000
                                                ---------    ---------
CASH  AND  CASH  EQUIVALENTS,
  END  OF  YEAR                                 $  62,000    $ 271,000
                                                =========    =========

                 See accompanying summary of accounting policies
                     and notes to the financial statements.

                               ITS NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                               Three Months Ended December  31,
                                               --------------------------------
                                                        2004       2003
                                                        ----       ----
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW
  INFORMATION:

  Cash paid during the year for:
    Interest                                          $     --   $ 27,000
                                                      ========   ========
SUPPLEMENTAL  DISCLOSURE  OF  NONCASH
  TRANSACTIONS:

  Long-term debt converted to common stock            $500,000   $     --
  Common stock issued for interest on notes payable   $176,000   $     --
  Common stock issued for services received           $100,000   $     --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       ITS NETWORKS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)

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

      On December 15, 2002, the Company consummated a stock exchange agreement with the majority stockholders of Teleconnect Comunicaciones, S.A. (hereafter "Teleconnect"), a company formed under the laws of Spain which operates a prepaid telephone card business in Spain. The Company agreed to issue up to 3,000,000 shares of its restricted common stock to the stockholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933 and also agreed to assume and pay up to approximately 2,200,000 Euro of the outstanding debts of Teleconnect; during September 2003, the Company agreed to the issuance of a total of 5,000,000 shares of its Common Stock to the stockholders of Teleconnect to resolve disputes regarding the Stock Exchange Agreement. During the 2003 fiscal year, the operating activities of ITS Europe S.L. were assumed by Teleconnect. As a result, substantially all of the operations of the Company at the time were conducted by Teleconnect and were comprised of pre-paid telephone services and some post-paid services in Spain.

      The Company is engaged in the telecommunication industry in Spain and offers telecommunications services for home and business use.

      During October 2003, the Company had to secure the continuity of its connection and business relations with UNI2 and sold its postpaid business to Affinalia, a Spanish post-paid accounts reseller, also working together with UNI2. As a result, the Company sold its post-paid telephone business to Affinalia so that its net credit risk for UNI2 decreased drastically. The Company is now only engaged in prepaid telephone voice services.

      During the 2004 fiscal year, ITS Networks management focused on improving margins on its prepaid business by reducing operating costs and reducing outstanding debt. As a result, it has decreased its debt and looked for additional debt/equity funding. Its telephone services have been redefined as a part of a new marketing mix and certain services relaunched with a raw image and brand name associated with the prepaid telephone card business of Teleconnect. The Company has constantly focused on reducing its operating costs to a minimum and is still taking measures which will further reduce its monthly expenses. The Company's objective was to have a monthly breakeven situation before year end even if no additional funds from investors were to arrive.

      In parallel to the cost reductions, the Company has developed a new rechargeable prepaid telephone card. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible.

2. GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      As shown in the accompanying financial statement, the Company incurred losses of $(531,000) and $(587,000) for the three months ended December 31, 2004 and 2003, respectively. In addition, the Company has incurred substantial losses since its inception. As of December 31, 2004, current liabilities exceed current assets by $ 8,446,000 and total liabilities exceed total assets by $7,787,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

3.    SIGNIFICANT ACCOUNTING POLICIES

      Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2004.

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

      Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect, whose functional currencies are the Euro, are generally translated into U.S. dollars at the December 31, 2004 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

4.    INCOME TAXES

      The Company's subsidiaries, ITS Europe and Teleconnect, file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 15 years. For the year ended December 31, 2003, the available tax loss carryforwards for ITS Europe and Teleconnect are (euro)4,292,000 and (euro)11,796,000 respectively. The utilization of these losses expires as follows:


 Year                    ITS Europe                       Teleconnect

 2010               (euro)       11,000               (euro)           --
 2011               (euro)       25,000               (euro)           --
 2012               (euro)       63,000               (euro)           --
 2013               (euro)       79,000               (euro)           --
 2014               (euro)      713,000               (euro)      129,000
 2015               (euro)    1,319,000               (euro)      638,000
 2016               (euro)      783,000               (euro)    2,770,000
 2017               (euro)      778,000               (euro)    6,240,000
 2018               (euro)      521,000               (euro)    2,019,000
                              ---------                        ----------
Total               (euro)    4,292,000               (euro)   11,796,000
                              =========                        ==========

      The Company accounts for income taxes under Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

      At September 30, 2004, the Company had US net operating loss carryforwards of approximately $1,059,000 for federal income tax purposes.

      The US carryforward expiration years and amounts are as follows:

        Year     Amount
        2021   $    6,000
        2022      191,000
        2023      542,000
        2034      320,000
                ----------
                $1,059,000
                ==========

      Deferred tax assets and liabilities are comprised of the following as of December 31, 2004:

                Deferred income tax assets:
                    Tax effect of impairment of
                        goodwill in excess of amounts
                        amortized for income tax
                        reporting purposes              $   996,000
                    Tax effect of net operating
                        loss carryforward                 1,059,000
                                                        -----------
                                                          2,055,000

                Valuation allowance                      (2,055,000)
                                                        -----------
                Net deferred tax asset                  $        --
                                                        ===========

      The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company cannot be assured at this time that it will be able to utilize these loss carryforwards.

      A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the three months ended December 31, 2004 and 2003 are as follows:

                                             December 31,
                                             ------------
                                          2004         2003
                                          ----         ----
        Income tax benefit - Federal   $ 180,000    $ 200,000

        Less valuation allowance        (180,000)    (200,000)
                                       ---------    ---------

                        Total          $      --    $      --
                                       =========    =========

5.    LITIGATION

      A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damages due to the failure to issue these shares on a timely basis. Management believes this suit to be without merit and has not accrued any liability for this litigation as of December 31, 2004.

      In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2004, the Company has accrued 136,000 Euros for the settlement of pending litigation.

6.    LOANS PAYABLE

      At December 31, 2004, the Company has loans payable to related parties totaling $ 2,252,000 and a note payable to a bank totaling $248,000, all of which is due within the next twelve months. During November 2004, the Company issued 1,000,000 shares of its restricted common stock to a related party as additional consideration for a loan advance of $197,000. This stock was valued at $100,000 and was treated as additional interest expense during the quarter ended December 31, 2004.

7.    REVERSE STOCK SPLIT

      On December 29, 2003, the Company underwent a one for two reverse stock split. The effects of this reverse split are shown retroactively in these financial statements and the notes thereto.

8.    SALE OF POST PAID BUSINESS

      During November 2003, the Company entered into an agreement with a third party to sell its post-paid long distance business. The sales price was set at 550,000 euro subject to certain price adjustments related to sales volumes for the month of April 2004. Although a final settlement agreement has not been reached, the sale was recorded at 481,000 euros, based on management's best estimate of the final settlement price. Dialers and other equipment with a net book value of 89,000 euro were transferred to the purchasers resulting in a gain of 392,000 euro ($477,000).

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

      Management's efforts to raise money from bank loans, existing shareholders or new investors under negotiation, were not successful due to the company's financial situation at that point in time as well as the very short time available to raise this amount in order to avoid the main carrier paralyzing the company's operations.

      The proceeds from the sale of the fixed line business were used to satisfy the situation with the main carrier.

      In accordance with the requirements of Accounting Principal Board Opinion 30, the discontinued operations were reflected after the loss from continuing operations in the financial statements.

9.    AGREEMENT TO SELL ADDITIONAL SHARES OF COMMON STOCK

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

      Due to the U.S. Patriot's Act, the injections of funds from Mr. van Elst were delayed. The Company was informed that the funds were to be made available during the month of February 2004. These funds were necessary to ensure the continued operations of the Company.

      When these funds did not arrive, the Company hired financial consultant EuroPartners Company Limited to support the management of the Company in the fund raising process and on May 13, 2004, management signed a Placement Agreement with Euro Partners Company Ltd. whereby the former reserved for future investors the option on 60% of the total share capital of the Company in exchange for the full injection of $5,000,000. At that time, May 2004, Euro Partners had advanced negotiations with investor parties which were expected to come to fruition before the end of the calendar year 2004. As of December 31, 2004, the Company had not received any confirmation from EuroPartners Company Limited that the funds would arrive.

      The Company reserves itself the right to file for damages to cover the costs incurred and the loss of business as a result of the lack of fulfillment of the obligation of EuroPartners Company Limited. The Board will decide when and if any action is taken.

      In the meantime, without any funds from new investors, the current majority shareholder and related parties have been covering the operating losses of the Company during that period.

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

Significant  Accounting  Estimates  and  Policies

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2004.

CONSOLIDATION POLICIES - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $2,029,000 as of December 31, 2004.

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

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the December 31, 2004 exchange rate for current assets and liabilities and at the historical exchange rate on the date of acquisition on property and equipment. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

RECLASSIFICATION OF PRIOR YEAR BALANCES - The classification of certain items within the financial statements for the three months ended December 31, 2003 have been changed to be consistent with the classifications adopted by the Company in 2004.

NEW ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)". SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Instruments with Characteristics of Both Debt and Equity" (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) Mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company's own shares that obligate the company to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company's financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

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

The statement is effective for the quarter after June 15, 2005. In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

GOING CONCERN - These financial statements have been prepared assuming the Company is a going concern. As of December 31, 2004 the Company has negative working capital of $(8,446,000) and a deficit net worth of $(7,787,000) This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

      We incurred a $(531,000) net loss for the three months ended December 31, 2004 as compared to a net loss of $(587,000) during the comparable period in 2003. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

      Sales for the three months ended December 31, 2004, decreased 1.5 % to $1,510,000 from $1,533,000 for the quarter ended December 31, 2003. Although revenues remained flat, 2004 revenues provided a substantial increase in profit margins. During 2003, a large volume of cards were sold at deep discounts to raise cash. During 2004, the Company discontinued the practice of selling cards at a deep discount.

COST OF GOODS SOLD

      Cost of goods sold decreased 32.0 % to $ 988,000 during the three months ended December 31, 2004 from $1,457,000 during the same period in 2003. This decrease was due primarily to a better transmission tariffs obtained from our carriers. The lower line costs are attributable to the Company's ability to access cheaper carriers who required prepayment for their services and due to the discontinuance of the practice of selling cards at a deep discount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased 38.7% to $821,000 during the three months ended December 31, 2004 as compared to $592,000 for the comparable period in 2003. This increase is due in part to the cost of financial consultants engaged to assist the Company in raising funds and in part to the move of the Company operations to less expensive facilities.

DEPRECIATION

      Depreciation expense increased 19.0% to $ 94,000 during the three months ended December 31,2004 as compared to $79,000 for the comparable period in 2003. This is due primarily to the acquisition of additional equipment acquired during December 2003.

INTEREST EXPENSE

      Interest expense increased 411% to $138,000 during the quarter ended December 31, 2004, as compared to $27,000 during the comparable period in 2002. This is due primarily to the $100,000 loan fee paid during the quarter ended December 31, 2004, in connection with certain bridge financial loans from shareholders.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, the Company had negative working capital of approximately $(8,446,000), compared to negative working capital of $(9,673,000) at December 31, 2003.

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

      During November 2003, the Company entered into an agreement with a third party to sell its post-paid long distance business. The sales price was set at 550,000 euro subject to certain price adjustments related to sales volumes for the month of April 2004. Although a final settlement agreement has not been reached, the sale was recorded at 481,000 euros, based on management's best estimate of the final settlement price. Dialers and other equipment with a net book value of 89,000 euro were transferred to the purchasers resulting in a gain of 392,000 euro ($477,000).

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

      Management's efforts to raise money from bank loans, existing shareholders or new investors under negotiation, were not successful due to the Company's financial situation at that point in time as well as the very short time available to raise this amount in order to avoid the main carrier paralyzing the Company's operations.

      The proceeds from the sale of the fixed line business were used to satisfy the situation with the main carrier.

      In accordance with the requirements of Accounting Principle Board Opinion 30, the discontinued operations were reflected after the loss from continuing operations in the financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table is a recap of the Company's contractual obligations as of December 31, 2004.

       Contractual Obligations                      Payments Due by Period
       -----------------------                      ----------------------

                                                    Less Than       One to
                                         Total       One Year     Three Years
                                       --------      --------      --------
        Long-term  Debt                $286,000      $110,000      $176,000

        Operating  Leases              $160,000        63,000        97,000
                                       --------      --------      --------

        Total Contractual Cash
        Obligations                    $446,000      $173,000      $273,000
                                       ========      ========      ========

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

                                     PART II

                                OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. Management believes this suit to be without merit and has not accrued any liability for this litigation as of December 31, 2004.

      In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2004, the Company has accrued 136,000 Euros for the settlement of pending litigation.

ITEM  2. CHANGES IN SECURITIES

      During the fourth quarter of 2004, the Company issued 14,600,917 shares of its restricted common stock to L.G.M.R. Geeris in exchange for the assumption of 500,000 euros of loans converted into equity in reliance upon Regulation S under the Securities Act of 1933..

      An additional 1,000,000 restricted shares were issued to L.G.M.R. Geeris as compensation for facilitating a bridge loan to the Company in reliance upon Regulation S under the Securities Act of 1933.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      In November 2004, the shareholders of the Company ratified and renewed the Board memberships of Mr. Gomez, Mr. De Haas and Mr. Geeris.

ITEM  5. OTHER INFORMATION

      None

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) Reports on Form 8-K:

          None

      (B) Exhibits

          31.1 Certification of Gustavo Gomez

          31.2 Certification of Herman de Haas

          32.1 Certification  of  Gustavo  Gomez  and  Herman  de  Haas

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2005

                                ITS NETWORKS INC.


By:  /s/ Gustavo Gomez                    By:  /s/ Herman de Haas
   -----------------------                   ---------------------------
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