Form 10QSB
period 2005-03-31
ITS NETWORKS INC
filed 2005-05-16
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                         Commission File Number: 0-24857

                                TELECONNECT Inc.

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

              Former Name: ITS Networks Inc. Address same as above. (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 90,614,197 shares as of May 16, 2005

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                ITS NETWORKS INC.


                                      INDEX

PART I. FINANCIAL INFORMATION                                                 3

Item 1. Financial Statements:

   Condensed Consolidated Balance Sheet as of
    March 31, 2005 (Unaudited)                                               F-1

   Condensed Consolidated Statements of Operations
    for the Three and Six Months Ended March 31, 2005
    and 2004 (Unaudited)                                                     F-2

   Condensed Consolidated Statements of Stockholders'
    Deficit for the Six Months Ended March 31, 2005 and
    and 2004 (Unaudited)                                                     F-3

   Condensed Consolidated Statements of Cash Flows
    for the Six Months Ended March 31, 2005 and
    2004 (Unaudited)                                                         F-4

   Notes to Condensed Consolidated Financial Statements                      F-6

Item 2. Management's Discussion and Analysis or Plan of Operations            4

Item 3. Controls and Procedures                                               8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           9

Item 3. Defaults upon Senior Securities                                       9

Item 4. Submission of Matters to a Vote of Security Holders                   9

Item 5. Other Information                                                     9

Item 6. Exhibits and Reports on Form 8-K                                     10

Signatures                                                                   10

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                          $     53,000
 Accounts receivable - trade, net of allowance
  for doubtful accounts of $1,375,000                                    300,000

 Accounts receivable - other                                              74,000
 Inventory                                                                46,000
                                                                    ------------
   Total current assets                                                  473,000
                                                                    ------------

PROPERTY AND EQUIPMENT, NET                                              576,000
                                                                    ------------
OTHER ASSETS:
 Vendor deposits                                                         183,000
                                                                    ------------
                                                                    $  1,232,000
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable - trade                                          $  3,473,000
 Accrued liabilities                                                    982,000
 Notes payable to bank                                                  259,000
 Current portion of payment obligation to
  taxing authority                                                      220,000
 Loans from related parties                                           2,273,000
 Deferred income                                                      1,875,000
                                                                   ------------

   Total current liabilities                                          9,082,000
                                                                   ------------
LONG-TERM DEBT
 Payment obligation to tax authority, net
  of current portion shown above                                        239,000
                                                                   ------------
STOCKHOLDERS' DEFICIT:
 Preferred stock; par value of $0.001,
  5,000,000 shares authorized, no shares outstanding                         --
 Common stock; par value of $0.001,
  200,000,000 shares authorized, 82,289,197
  shares outstanding                                                     82,000
 Additional paid-in capital                                          13,223,000
 Accumulated (deficit)                                              (19,073,000)
 Effect of cumulative translation adjustment                         (2,321,000)
                                                                   ------------

   Total stockholders' (deficit)                                     (8,089,000)
                                                                   ------------
                                                                   $  1,232,000
                                                                   ============

              See accompanying summary of accounting policies and
                         notes to financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For three months ended           For six months ended
                                                                        March 31,                       March 31,
                                                              ----------------------------    ----------------------------
                                                                  2005            2004            2005            2004
                                                              ------------    ------------    ------------    ------------
SALES                                                         $  1,371,000    $  1,643,000    $  2,881,000    $  3,190,000
COST OF GOODS SOLD (exclusive of
 depreciation shown separately below)                              917,000       1,267,000       1,905,000       2,738,000
                                                              ------------    ------------    ------------    ------------
GROSS PROFIT                                                       454,000         376,000         976,000         452,000
                                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES:
 Selling, general and administrative expenses                    1,367,000         752,000       2,188,000       1,344,000
 Depreciation                                                       92,000         119,000         186,000         198,000
                                                              ------------    ------------    ------------    ------------

   Total operating expenses                                      1,459,000         871,000       2,374,000       1,542,000
                                                              ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                                          (1,005,000)       (495,000)     (1,398,000)     (1,090,000)
                                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
 Interest expense                                                 (241,000)       (168,000)       (379,000)       (195,000)
                                                              ------------    ------------    ------------    ------------

(LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                            (1,246,000)       (663,000)     (1,777,000)     (1,285,000)

PROVISION FOR INCOME TAXES                                              --              --              --              --
                                                              ------------    ------------    ------------    ------------
(LOSS) FROM CONTINUING OPERATIONS                               (1,246,000)       (663,000)     (1,777,000)     (1,285,000)
                                                              ------------    ------------    ------------    ------------
DISCONTINUED OPERATIONS:
  Income on disposal of fixed line division                             --              --              --          35,000
                                                              ------------    ------------    ------------    ------------

NET (LOSS)                                                    $ (1,246,000)   $   (663,000)   $ (1,777,000)   $ (1,250,000)
                                                              ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE
 Loss from continuing operations                              $      (0.01)   $      (0.02)   $      (0.02)   $      (0.05)
 Discontinued operations                                                --              --              --              --
                                                              ------------    ------------    ------------    ------------
                                                              $      (0.01)   $      (0.02)   $      (0.02)   $      (0.05)
                                                              ============    ============    ============    ============

AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                                  79,266,517      28,945,104      72,868,387      25,690,871
                                                              ============    ============    ============    ============

THE COMPONENTS OF COMPREHENSIVE LOSS:
 Net (loss)                                                   $ (1,246,000)   $   (663,000)   $ (1,777,000)   $ (1,250,000)
 Foreign currency translation adjustment                           307,000         308,000        (307,000)       (402,000)
                                                              ------------    ------------    ------------    ------------

COMPREHENSIVE (LOSS)                                          $   (939,000)   $   (355,000)   $ (2,084,000)   $ (1,652,000)
                                                              ============    ============    ============    ============

              See accompanying summary of accounting policies and
                         notes to financial statements.

                                TELECONNECT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                        Common Stock
                                  As adjusted for stock split
                                     --------------------                                               Accumulated
                                       Number     $0.001    Additional      Prepaid                         Other          Total
                                        of          par       Paid-In     Syndication     Accumulated   Comprehensive  Stockholders'
                                       Shares      Value      Capital         Fees          Deficit         Loss          Deficit
                                     ----------   -------   -----------   ------------   ------------    -----------    -----------
 Balance, September 30, 2003         22,420,278   $22,000   $ 8,565,000   $   (418,000)  $(14,094,000)   $(1,571,000)   $(7,496,000)

 Common stock issued for cash         1,150,000     2,000       113,000             --             --             --        115,000
 Common stock issued for
  conversion of debt to equity        8,921,500     9,000       884,000                                                     893,000
 Foreign currency translation
  adjustment                                 --        --            --             --             --       (402,000)      (402,000)
 Net (loss) for the six months
 ended March 31, 2004                        --        --            --             --     (1,250,000)            --     (1,250,000)
                                     ----------   -------   -----------   ------------   ------------    -----------    -----------
 Balance, December 31, 2003          32,491,778   $33,000   $ 9,562,000   $   (418,000)  $(15,344,000)   $(1,973,000)   $(8,140,000)
                                     ==========   =======   ===========   ============   ============    ===========    ===========



Balance, September 30, 2004          60,588,280   $61,000   $11,858,000   $         --   $(17,296,000)   $(2,014,000)   $(7,391,000)

 Common stock issued for
  conversion of debt to equity       14,600,917    14,000       662,000             --             --             --        676,000
 Common stock issued for loan fee
  consideration                       1,000,000     1,000        99,000             --             --             --        100,000
 Common stock issued for
  services                            6,100,000     6,000       604,000             --             --             --        610,000
 Foreign currency translation
  adjustment                                 --        --            --             --             --       (307,000)      (307,000)
 Net (loss) for the six months
 ended March 31, 2005                        --        --            --             --     (1,777,000)            --     (1,777,000)
                                     ----------   -------   -----------   ------------   ------------    -----------    -----------
Balance, March 31, 2005              82,289,197   $82,000   $13,223,000   $         --   $(19,073,000)   $(2,321,000)   $(8,089,000)
                                     ==========   =======   ===========   ============   ============    ===========    ===========


               See accompanying summary of accounting policies and
                         notes to financial statements.

                                ITS NETWORKS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   Page 1 of 2

                                                  For six months ended March 31,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                          $(1,777,000)   $(1,250,000)
 Adjustments to reconcile net (loss) to
  net cash used in operating activities:
   Depreciation                                          186,000        198,000
   Non cash expenditures paid with stock                 886,000             --
  Decrease (increase) in operating assets:
   Accounts receivable - trade                            59,000       (150,000)
   Accounts receivable - other                                --         (8,000)
   Inventory                                                  --        (10,000)
   Prepaid expenses                                        7,000          7,000
   Vendor and other deposits                               7,000        (31,000)
  Increase (decrease) in operating liabilities:
   Accounts payable and accrued liabilities              691,000       (876,000)
   Deferred income and deposits received                 110,000        730,000
                                                     -----------    -----------
    Net cash provided by (used in)
     operating activities                                169,000     (1,390,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                      (83,000)       (10,000)
                                                     -----------    -----------
    Net cash (used in)
     investing activities                                (83,000)       (10,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan proceeds from related parties                      513,000      1,731,000
 Loan proceeds from bank                                 259,000         11,000
 Payment on tax agency obligation                       (151,000)       (57,000)
 Payment on loan from bank                              (248,000)            --
 Payment on loan from related parties                   (192,000)            --
 Proceeds from sale of common stock                           --        115,000
                                                     -----------    -----------
    Net cash provided by
     financing activities                                181,000      1,800,000
                                                     -----------    -----------
EFFECT OF EXCHANGE RATE                                 (307,000)      (402,000)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (40,000)        (2,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                        93,000        159,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                         $    53,000    $   157,000
                                                     ===========    ===========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                               ITS NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   Page 2 of 2

                                                            For six months ended
                                                                 March 31,
                                                            --------------------
                                                              2005        2004
                                                            --------    --------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                  $  3,000    $ 12,000
                                                            ========    ========

 SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Long-term debt converted to common stock                  $500,000    $893,000
                                                            ========    ========
  Common stock issued for interest on
  notes payable                                             $176,000    $     --
                                                            ========    ========
Common stock issued for services received                   $710,000    $     --
                                                            ========    ========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                        TELECONNECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

1. THE COMPANY

ITS Networks Inc. (the "Company") was incorporated under the laws of the State of Florida on November 23, 1998. However, it did not conduct any significant operations until December 2000 when there was a change in control of the Company. The new controlling stockholders changed its corporate name from Technology Systems International, Inc. to ITS Networks Inc. and increased the authorized number of shares of common stock. In connection with the change of control of the Company in December 2000, the Company acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company that was organized in 1995. As a result, ITS Europe, S.L. ("ITS Europe") became a wholly-owned subsidiary of the Company.

On December 15, 2002, the Company consummated a stock exchange agreement with the majority stockholders of Teleconnect Comunicaciones, S.A. (hereafter "Teleconnect"), a company formed under the laws of Spain which operates a pre-paid telephone card business in Spain. The Company agreed to issue up to 3,000,000 shares of its restricted common stock to the stockholders of Teleconnect in reliance upon Regulation S under the Securities Act of 1933 and also agreed to assume and pay up to approximately 2,200,000 Euro of the outstanding debts of Teleconnect; during September 2003, the Company agreed to the issuance of a total of 5,000,000 shares of its Common Stock to the stockholders of Teleconnect to resolve disputes regarding the Stock Exchange Agreement. During the 2003 fiscal year, the operating activities of ITS Europe S.L. were assumed by Teleconnect. As a result, substantially all of the operations of the Company at the time were conducted by Teleconnect and were comprised of pre-paid telephone services and some post-paid services in Spain.

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

In February 2005, the Board of Directors and Shareholders approved changing the name of ITS Networks Inc to Teleconnect Inc. in order to emphasize the nature or the strategic business plan which is to have the Company be a holding company with international subsidiaries and affiliates in different countries with similar names, thus taking advantage of the brand recognition and customer loyalty. The company will establish Teleconnect Spain as a subsidiary and will establish other Teleconnect subsidiaries in other European countries.

2. GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      As shown in the accompanying financial statement, the Company incurred losses of $(1,777,000) and $(1,250,000) for the six months ended March 31, 2005 and 2004, respectively. In addition, the Company has incurred substantial losses since its inception. As of March 31, 2005, current liabilities exceed current assets by $8,609,000 and total liabilities exceed total assets by $8,089,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

3. SIGNIFICANT ACCOUNTING POLICIES

      Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2005.

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

      Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period . Actual results could differ from those estimates.

      Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect Comunicaciones S.A., whose functional currencies are the Euro, are generally translated into U.S. dollars at the March 31, 2005 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

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

                                           ITS Europe           Teleconnect
Year
2010                                  (euro)      11,000    (euro)           --
2011                                  (euro)      25,000    (euro)           --
2012                                  (euro)      63,000    (euro)           --
2013                                  (euro)      79,000    (euro)           --
2014                                  (euro)     713,000    (euro)      129,000
2015                                  (euro)   1,319,000    (euro)      638,000
2016                                  (euro)     783,000    (euro)    2,770,000
2017                                  (euro)     778,000    (euro)    6,240,000
2018                                  (euro)     521,000    (euro)    2,019,000
                                      ------------------    -------------------
Total                                 (euro)   4,292,000    (euro)   11,796,000
                                      ==================    ===================

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

At March 31, 2005, the Company had US net operating loss carryforwards of approximately $2,880,000 for federal income tax purposes.

The US carryforward expiration years and amounts are as follows:

Year                                                                      Amount
                                                                      ----------
2022                                                                  $  195,000
2023                                                                     547,000
2024                                                                   2,138,000
                                                                      ----------
                                                                      $2,880,000
                                                                      ==========


Deferred tax assets and liabilities are comprised of the following as of March 31, 2005:


Deferred income tax assets:
    Tax effect of impairment of
        goodwill in excess of amounts
        amortized for income tax
        reporting purposes                                          $   378,000
    Tax effect of net operating
    loss carryforward                                                 1,094,000
                                                                    -----------
                                                                      1,472,000
Valuation allowance                                                  (1,472,000)
                                                                    -----------
Net deferred tax asset                                              $        --
                                                                    ===========

The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company cannot be assured at this time that it will be able to utilize these loss carryforwards.

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's effective tax benefit for the three months ended March 31, 2005 and 2004 are as follows:

                                                                March 31,
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------
Income tax benefit - Federal                             $ 536,000    $ 425,000
Less valuation allowance                                  (536,000)    (425,000)
                                                         ---------    ---------

Total                                                    $      --    $      --
                                                         =========    =========


5. LITIGATION

      A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damages due to the failure to issue these shares on a timely basis. Management believes this suit to be without merit and has not accrued any liability for this litigation as of March 31, 2005.

      In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of March 31, 2005, the Company has accrued 136,000 Euros for the settlement of pending litigation.

6. LOANS PAYABLE

      At March 31, 2005, the Company has loans payable to related parties totaling $2,273,123 and a note payable to a bank totaling $259,000, all of which is due within the next twelve months. During November 2004, the Company issued 1,000,000 shares of its restricted common stock to a related party as additional consideration for a loan advance of $197,000. This stock was valued at $100,000 and was treated as additional interest expense during the quarter ended December 31, 2004.

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

Significant Accounting Estimates and Policies
---------------------------------------------

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, which we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of March 31, 2005, the Company has negative working capital of $(8,609,000) and a deficit net worth of $8,089,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

We incurred a $(1,246,000) net loss for the three months ended March 31, 2005 as compared to a net loss of $(663,000) during the comparable period in 2004. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2005 decreased 17% to $1,371,000 from $1,643,000 for the quarter ended March 31, 2004. During August 2004, the primary fixed line carrier in Spain implemented a surcharge for the use of its pay telephones with prepaid calling cards. This put the Company and all other prepaid calling card companies at a disadvantage to the primary fixed line carrier who also sells prepaid calling cards. In April 2005, the governing authorities in Spain deemed this practice to be unfair competition and ordered the fixed line company to access the fee on its own calling cards. The second quarter revenues were down due to this situation; however, management believes that revenue should return to normal levels in the next quarter.

COST OF GOODS SOLD

Cost of goods sold decreased 28% to $917,000 during the three months ended March 31, 2005 from $1,267,000 during the same period in 2004. The decrease in cost of goods sold is attributable primarily to the lower sales volume but also to a higher profit margin on cards sold due to further negotiations with carriers.

GROSS PROFIT

Gross Profit for the three months ended March 31, 2005 went to 33% from 23% during the same period in 2004. This is due to the switch from in its carrier providing access, renegotiating with alternative carriers' minute prices in termination and more pro-active in carrier-usage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 82% to $1,367,000 during the three months ended March 31, 2005 as compared to $752,000 for the comparable period in 2004. The increase is due primarily to the additional stock compensation to employees and advisors.

DEPRECIATION

Depreciation expense decreased 23% to $92,000 during the three months ended March 31, 2005 as compared to $119,000 for the comparable period in 2004. The decrease is due to the Company had leasehold improvements on its office space in Marbella, which has been written off due to the move of its offices to Malaga.


INTEREST EXPENSE

The Company incurred interest expenses of $241,000 during the three months ended March 31, 2005 as compared to $168,000 during the comparable period in 2004. The increase is due to increased interest on stockholder loans.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

We incurred a $(1,777,000) net loss for the six months ended March 31, 2005 as compared to a net loss of $(1,250,000) during the comparable period in 2004. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2005 decreased 13% to $2,881,000 from $3,190,000 for the six months ended March 31, 2004. During August 2004, the primary fixed line carrier in Spain implemented a surcharge for the use of its pay telephones with prepaid calling cards. This put the Company and all other prepaid calling card companies at a disadvantage to the primary fixed line carrier who also sells prepaid calling cards. In April 2005, the governing authorities in Spain deemed this practice to be unfair competition and ordered the fixed line company to access the fee on its own calling cards. The revenues for the six months were down due to this situation; however, management believes that revenue should return to normal levels in the next quarter.

COST OF GOODS SOLD

Cost of goods sold decreased 33% to $1,905,000 during the six months ended March 31, 2005 from $2,738,000 during the same period in 2004. The decrease in cost of goods sold is attributable primarily to the lower sales volume but also to a higher profit margin on cards sold due to further negotiations with carriers.

GROSS PROFIT

Gross Profit for the six months ended March 31, 2005 went to 34% from 15% during the same period in 2004. This is due to the switch in its carrier providing access, renegotiating with alternative carriers' minute prices in termination and more pro-active in carrier-usage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 63% to $2,188,000 during the six months ended March 31, 2005 as compared to $1,344,000 for the comparable period in 2004. The increase is due primarily to the additional stock compensation to employees.

DEPRECIATION

Depreciation expense decreased 6% to $186,000 during the six months ended March 31, 2005 as compared to $198,000 for the comparable period in 2004.

INTEREST EXPENSE

The Company incurred interest expenses of $379,000 during the six months ended March 31, 2005 as compared to $195,000 during the comparable period in 2004. The increase is due to increased interest on stockholder loans.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had negative working capital of $(8,609,000), compared to negative working capital of $(9,026,000) at March 31, 2004.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of March 31, 2005.



Contractual  Obligations                Payments  Due  by  Period
------------------------                -------------------------
                                               Less Than        One To
                                  Total         One Year      Three Years
                               ------------------------------------------
 Long-term  Debt               $    459,000   $    220,000    $   239,000
 Related Party Notes Payable      2,273,000      2,273,000             --
 Operating  Leases                  281,000        110,000        171,000

                               ------------   ------------    -----------
 Total  Contractual  Cash
 Obligations                   $  3,013,000   $  2,603,000    $   410,000
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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damages due to the failure to issue these shares on a timely basis. Management believes this suit to be without merit and has not accrued any liability for this litigation as of March 31, 2005.

In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of March 31, 2005, the Company has accrued 136,000 Euros for the settlement of pending litigation.

ITEM 2. Unregistered Sales of equity Securities and Use of Proceeds

During April 2005, the Company issued 8,000,000 shares of restricted common stock to LGMR Geeris in exchange for facilitating necessary funding, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

During April 2005, the Company issued 325,000 shares of restricted common stock to Cobrasky S.L., Production Monjos S.L., and Fersamar S.L. in exchange for services in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

During the three month period ended March 31, 2005, a vote of the security holders of the Company was required and took place in order to approve the name change of the Company from ITS Networks Inc. to Teleconnect Inc.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Reports on Form 8-K:

    None

(B) Exhibits

10.1 Bridge Loan Agreement dated February 23, 2005 between Geeris Holding Nederland, B.V. and Teleconnect Inc.

31.1 Certification of Gustavo Gomez

31.2 Certification of Herman de Haas

32.1 Certification of Gustavo Gomez and Herman de Haas



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May  16,  2005

Teleconnect  Inc.

By:  /s/  Gustavo  Gomez                 By:  /s/  Herman  de  Haas
     -----------------------------            -------------------------------
     Gustavo Gomez, Director,                 Herman  de  Haas,
     Chief Executive Officer,                 Director, Executive Vice
     President, Chief Financial               President and Chief Operating
     Officer and Treasurer                    Officer

                                INDEX TO EXHIBITS

Exhibit  No.       Description

10.1 Bridge Loan Agreement dated February 23, 2005 between Geeris Holding Nederland, B.V. and Teleconnect Inc.

31.1               Certification  of  Gustavo  Gomez

31.2               Certification  of  Herman  de  Haas

32.1               Certification  of  Gustavo  Gomez  and  Herman  de  Haas