Form 10QSB
period 2005-06-30
ITS NETWORKS INC
filed 2005-08-12
CIK 1101688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to _________
      Commission file number         0-24857


                                TELECONNECT INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Florida                                    52-2137517
 -----------------------------------      --------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

         Parque Tecnologico de Andalucia, Edif. Estepona Business Park 2
        C/ Severo Ochoa, No. 16-20, 1a, Campanillas, Malaga 28590, Spain
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011-34-95-202-9400
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11th, 2005: 109,339,197

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                                TELECONNECT INC.

                                      INDEX

PART  I. FINANCIAL INFORMATION


Item  1. Financial Statements:


    Condensed  Consolidated  Balance  Sheet  as  of                          F-1
       June 30,  2005  (Unaudited)

    Condensed  Consolidated  Statements  of  Operations                      F-2
       for  the  Three and Nine Months Ended  June 30,  2005
       and  2004  (Unaudited)

    Condensed Consolidated Statements of Stockholders'                       F-3
       Deficit for the Nine Months Ended June 30, 2005 and and 2004 (Unaudited)

    Condensed  Consolidated  Statements  of  Cash  Flows                     F-4
       for  the Nine  Months Ended  June 30,  2005  and
       2004  (Unaudited)

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

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT  ASSETS:
  Cash  and  cash  equivalents                                       $   524,000
  Accounts  receivable  -  trade,  net  of  allowance
    for  doubtful  accounts  of  $1,070,000                              267,000

  Accounts  receivable  -  other                                         117,000
  Inventory                                                               42,000
                                                                      ----------
      Total  current  assets                                             950,000
                                                                      ----------

PROPERTY  AND  EQUIPMENT,  Net of Accumulated
   Depreciation of $1,522,000                                            490,000
                                                                      ----------
OTHER  ASSETS:
  Vendor  deposits                                                       183,000
                                                                      ----------
                                                                      $1,623,000
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT  LIABILITIES:
  Accounts  payable  -  trade                                        $2,848,000
  Accrued  liabilities                                                  988,000
  Notes  payable  to  bank                                              242,000
  Current  portion  of  payment  obligation  to
    taxing  authority                                                   142,000
  Loans  from  related  parties                                         384,000
  Deferred  income                                                    1,687,000
                                                                    -----------

      Total  current  liabilities                                     6,291,000
                                                                    -----------
LONG-TERM  DEBT:
  Loans from Related Parties                                          1,890,000
  Payment  obligation  to  tax authority,  net
    of current portion shown above                                      192,000
                                                                    -----------
                                                                      2,082,000
                                                                    -----------
STOCKHOLDERS'  DEFICIT:
  Preferred  stock;  par  value  of  $0.001,
    5,000,000  shares authorized, no shares outstanding                     --
  Common  stock;  par  value  of  $0.001,
    200,000,000  shares authorized, 104,339,197
    shares  outstanding                                                 104,000
  Additional  paid-in  capital                                       15,265,000
  Stock subscription receivable                                        (763,000)
  Accumulated  (deficit)                                            (19,448,000)
  Effect  of  cumulative  translation  adjustment                    (1,908,000)
                                                                    -----------

      Total  stockholders'  (deficit)                                (6,750,000)
                                                                    -----------
                                                                   $  1,623,000
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For three months ended                 For nine months ended
                                                                         June 30,                              June 30,
                                                              -------------------------------       -------------------------------
                                                                   2005               2004               2005              2004
                                                              ------------       ------------       ------------       ------------
SALES                                                         $  1,178,000       $  1,452,000       $  4,059,000       $  4,777,000
COST OF GOODS SOLD (exclusive of
  depreciation shown separately below)                             768,000          1,136,000          2,673,000          3,974,000
                                                              ------------       ------------       ------------       ------------
GROSS  PROFIT                                                      410,000            316,000          1,386,000            803,000
                                                              ------------       ------------       ------------       ------------
OPERATING  EXPENSES:
  Selling, general and administrative expenses                     675,000            868,000          2,863,000          2,212,000
  Depreciation                                                      88,000            186,000            274,000            384,000
                                                              ------------       ------------       ------------       ------------
      Total  operating  expenses                                   763,000          1,054,000          3,137,000          2,596,000
                                                              ------------       ------------       ------------       ------------
(LOSS) FROM OPERATIONS                                            (353,000)          (738,000)        (1,751,000)        (1,793,000)
                                                              ------------       ------------       ------------       ------------
OTHER  INCOME  (EXPENSES):
  Interest  expense                                                (26,000)          (219,000)          (405,000)          (414,000)
                                                              ------------       ------------       ------------       ------------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME  TAXES                                            (379,000)          (957,000)        (2,156,000)        (2,207,000)
PROVISION  FOR  INCOME  TAXES                                         --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
(LOSS) FROM CONTINUING OPERATIONS                                 (379,000)          (957,000)        (2,156,000)        (2,207,000)
                                                              ------------       ------------       ------------       ------------
DISCONTINUED OPERATIONS:
   Income on disposal of fixed line division                          --                 --                4,000               --
                                                              ------------       ------------       ------------       ------------
NET (LOSS)                                                    $   (379,000)      $   (957,000)      $ (2,152,000)      $ (2,207,000)
                                                              ============       ============       ============       ============
BASIC AND DILUTED EARNINGS  (LOSS)  PER  SHARE:
  Loss from continuing operations                             $      (0.01)      $      (0.03)      $      (0.03)      $      (0.07)
  Discontinued operations                                             --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
                                                              $      (0.01)      $      (0.03)      $      (0.03)      $      (0.07)
                                                              ============       ============       ============       ============
AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                               82,285,406         32,828,729         77,551,975         30,636,190
                                                              ============       ============       ============       ============
THE  COMPONENTS  OF  COMPREHENSIVE  LOSS:
  Net  (loss)                                                 $   (379,000)      $   (957,000)      $ (2,152,000)      $ (2,207,000)
  Foreign currency translation adjustment                          412,000             63,000            106,000           (339,000)
                                                              ------------       ------------       ------------       ------------
COMPREHENSIVE INCOME (LOSS)                                   $     33,000       $   (894,000)      $ (2,046,000)      $ (2,546,000)
                                                              ============       ============       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                TELECONNECT INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                   Common Stock
                                          As adjusted for stock split
                                          ---------------------------
                                              Number        $0,001       Additional      Prepaid        Stock
                                                of            par          Paid-In     Syndication    Subscription      Accumulated
                                              Shares         Value         Capital        Fees         Receivable         Deficit
                                          ------------------------------------------------------------------------------------------
 Balance, September 30, 2003                22,420,278   $     22,000   $  8,565,000   $   (418,000)  $                $(14,094,000)

 Common Stock issued for cash                1,150,000          2,000        113,000           --              --              --
 Common stock issued for conversion
   of debt to equity                        28,038,002         28,000      1,942,000           --              --              --
 Common stock issued for interest on
    notes payable                            6,800,000          7,000        575,000           --              --              --
 Common stock for professional fees
    fees in lieu of cash payment             2,180,000          2,000        663,000           --              --              --

 Expired syndication fees                         --             --             --          418,000            --              --
 Foreign currency translation
   adjustment
                                                  --             --             --             --              --              --
 Net (loss) for the year ended
    September 30, 2004
                                                  --             --             --             --              --        (3,202,000)
                                           -----------   ------------     ----------   ------------   -------------    ------------
Balance, September 30, 2004                 60,588,280         61,000     11,858,000           --              --       (17,296,000)

 Common stock issued for conversion
      of debt to equity                     14,600,917         14,000        662,000           --              --              --
 Common stock issued for loan fee
      consideration                          1,000,000          1,000         99,000           --              --              --
 Common stock issued for
       services                              6,825,000          7,000        744,000           --              --              --
 Common stock subscribed
                                            12,000,000         12,000        751,000           --          (763,000)           --
 Sale of common stock                        9,325,000          9,000      1,151,000           --              --              --
 Foreign currency translation
       adjustment                                 --             --             --             --              --              --
 Net (loss) for the nine months ended
       June 30, 2005                              --             --             --             --              --        (2,152,000)
                                           -----------   ------------     ----------   ------------   -------------    ------------

Balance, June 30, 2005                     104,339,197   $    104,000    $15,265,000   $       --     $   (763,000)    $(19,448,000)
                                           ===========   ============    ===========   ============   ============     ============
                                            Accumulated
                                               Other             Total
                                            Comprehensive    Stockholders'
                                                Loss            Deficit
                                          ----------------------------------
 Balance, September 30, 2003                $ (1,571,000)   $ (7,496,000)

 Common Stock issued for cash                       --           115,000
 Common stock issued for conversion
   of debt to equity                                --         1,970,000
 Common stock issued for interest on
    notes payable                                   --           582,000
 Common stock for professional fees
    fees in lieu of cash payment                    --           665,000

 Expired syndication fees                           --           418,000
 Foreign currency translation
   adjustment                                   (443,000)       (443,000)
 Net (loss) for the year ended
    September 30, 2004                              --        (3,202,000)
                                            ------------    ------------

Balance, September 30, 2004                   (2,014,000)     (7,391,000)

 Common stock issued for conversion
      of debt to equity                             --           676,000
 Common stock issued for loan fee
      consideration                                 --           100,000
 Common stock issued for
       services                                     --           751,000
 Common stock subscribed
                                                    --              --
 Sale of common stock                               --         1,160,000
 Foreign currency translation
       adjustment                                106,000         354,000
 Net (loss) for the nine months ended
       June 30, 2005                                --        (2,156,000)
                                            ------------    ------------

Balance, June 30, 2005                      $ (1,908,000)   $ (6,750,000)
                                            ============    ============

             See accompanying summary of accounting policies and
                         notes to financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   Page 1 of 2

                                                                                              For nine months ended June 30,
                                                                                          ---------------------------------
                                                                                               2005                     2004
                                                                                          -------------              ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                                                               $(2,152,000)            $(2,207,000)
  Adjustments  to  reconcile  net  (loss)  to
    net  cash  used  in  operating  activities:
      Depreciation                                                                              274,000                 384,000
      Gain of write-down of asset                                                                  --                   (24,000)
      Non cash expenditures paid with stock                                                   1,027,000                    --
    Decrease  (increase)  in  operating  assets:
      Accounts  receivable  -  trade                                                             92,000                 199,000
      Accounts  receivable  -  other                                                            (43,000)                 74,000
      Inventory                                                                                   4,000                 (10,000)
      Prepaid  expenses                                                                           9,000                   4,000
      Vendor  and  other  deposits                                                                7,000                 (49,000)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued  liabilities                                                (150,000)                343,000
      Deferred  income  and deposits received                                                   (78,000)               (816,000)
                                                                                          -------------                ---------
        Net  cash  provided  by  (used  in)
          operating  activities                                                              (1,010,000)             (2,102,000)
                                                                                          -------------                ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  property  and  equipment                                                        (85,000)                 (10,000)
                                                                                          -------------                ---------
        Net  cash  (used  in)
          investing  activities                                                                 (85,000)                 (10,000)
                                                                                          -------------                ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties                                                        826,000                2,147,000
  Loan  proceeds  from  bank                                                                    259,000                   10,000
  Payment  on  tax  agency  obligation                                                          (56,000)                (170,000)
  Payment on loan from bank                                                                    (265,000)                   --
  Payment on loan from related parties                                                         (504,000)                   --
  Proceeds  from  sale  of  common  stock                                                     1,160,000                  314,000
                                                                                          -------------                ---------
        Net  cash  provided  by
          financing  activities                                                               1,420,000                2,301,000
                                                                                          -------------                ---------
EFFECT  OF EXCHANGE RATE                                                                        106,000                (339,000)
                                                                                          -------------                ---------
NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                                                             431,000                (150,000)

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  PERIOD                                                                          93,000                  159,000
                                                                                          -------------                ---------
CASH  AND  CASH  EQUIVALENTS,
  END  OF  PERIOD                                                                         $     524,000                $   9,000
                                                                                          =============              ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                       For nine months ended
                                                            June  30,
                                                    ----------------------------
                                                      2005           2004
                                                    ------------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash  paid  during  the  year  for:
   Interest                                         $      3,000    $    24,000
                                                    =============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Long-term  debt  converted  to  common stock      $    637,000    $ 1,645,000
                                                    =============    ===========
  Common stock issued for interest on
  notes payable                                     $     40,000    $      --
                                                    =============   ============
Common stock issued for services received           $    851,000    $    35,000
                                                    =============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TELECONNECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 31, 2005
                                   (Unaudited)


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

As shown in the accompanying financial statement, the Company incurred losses of $(2,152,000) and $(2,207,000) for the nine months ended June 30, 2005 and 2004, respectively. In addition, the Company has incurred substantial losses since its inception. As of June 30, 2005, current liabilities exceed current assets by $5,341,000 and total liabilities exceed total assets by $6,750,000. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

3.  SIGNIFICANT  ACCOUNTING  POLICIES

Cash and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2005.

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

Foreign Currency Translation/Transactions. The current assets and current liabilities of ITS Europe, S.L. and Teleconnect Comunicaciones S.A., whose functional currencies are the Euro, are generally translated into U.S. dollars at the June 30, 2005 exchange rate. Long-term assets are translated at the exchange rate in effect on the date of acquisition. The revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

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


4. INCOME TAXES


The Company's subsidiaries, ITS Europe and Teleconnect, file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 15 years. For the year ended December 31, 2004, the available tax loss carryforwards for ITS Europe and Teleconnect are (euro)4,292,000 and (euro)13,318,000 respectively. The utilization of these losses expires as follows:

                                                                                                 ITS Europe          Teleconnect
------------------------------------------------------------------------------------------------------------------------------------
Year
2010                                                                                           (euro)    11,000   (euro)         -
2011                                                                                           (euro)    25,000   (euro)         -
2012                                                                                           (euro)    63,000   (euro)         -
2013                                                                                           (euro)    79,000   (euro)         -
2014                                                                                           (euro)   713,000   (euro)   129,000
2015                                                                                           (euro) 1,319,000   (euro)   638,000
2016                                                                                           (euro)   783,000   (euro) 2,770,000
2017                                                                                           (euro)   778,000   (euro) 6,240,000
2018                                                                                           (euro)   521,000   (euro) 2,019,000
2019                                                                                           (euro)             (euro) 1,522,000

Total                                                                                          (euro) 4,292,000   (euro)13,318,000
                                                                                                      =========         ==========
------------------------------------------------------------------------------------------------------------------------------------

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

At June 30, 2005, the Company had US net operating loss carryforwards of approximately $2,880,000 for federal income tax purposes.

The US carryforward expiration years and amounts are as follows:

Year                                                                  Amount
                                                                   -------------

2022                                                             $     195,000
2023                                                                   547,000
2024                                                                 2,138,000
                                                                 -------------
                                                                 $   2,880,000
                                                                 =============
Deferred tax assets and liabilities are comprised of the following as of June 30, 2005:

Deferred income tax assets:
    Tax effect of impairment of
      goodwill in excess of amounts
      amortized for income tax
      reporting purposes                                          $     378,000
    Tax effect of net operating
      loss carryforward                                               1,094,000
                                                                  -------------
                                                                      1,472,000

Valuation allowance                                                  (1,472,000)
                                                                  -------------
Net deferred tax asset                                            $        --
                                                                  =============

The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company cannot be assured at this time that it will be able to utilize these loss carryforwards.

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's effective tax benefit for the three months ended June 30, 2005 and 2004 are as follows:

                                                   June 30,
                                            ----------------------
                                              2005           2004
                                            ---------    ---------
             Income tax benefit - Federal   $ 647,000    $ 425,000
             Less valuation allowance        (647,000)    (425,000)
                                             --------     --------
             Total                          $    --      $    --
                                             ========     ========


5. LITIGATION

A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damages due to the failure to issue these shares on a timely basis. Management believes this suit to be without merit and has not accrued any liability for this litigation as of June 30, 2005.

In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of June 30, 2005, the Company has accrued 122,000 Euros for the settlement of pending litigation.

6. LOANS PAYABLE

At June 30, 2005, the Company has loans payable to related parties totaling $2,274,000 and a note payable to a bank totaling $242,000, all of which is due within the next twelve months. The Company has negotiated $1,890,000 of its loans payable to related parties to be converted to its restricted common stock within the next year. During November 2004, the Company issued 1,000,000 shares of its restricted common stock to a related party as additional consideration for a loan advance of $197,000. This stock was valued at $100,000 and was treated as additional interest expense during the quarter ended December 31, 2004.

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

9.    STOCK SUBSCRIPTION RECEIVABLE

Subsequent to June 30, 2005, a stockholder agreed to convert his notes receivable due from the Company, to contribute additional capital and to forgive the related interest and loan fees inconsideration for the issuance of 28,400,000 shares of the Company's restricted common stock. As of June 30, 2005, the stockholder had received 12,000,000 shares of the Company's restricted common stock in contemplation of this transaction. For financial reporting purposes, the issuance of these shares were treated as stock subscriptions receivable which are reflect in these financial statements as a reduction in stockholders' equity.

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

Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of June 30, 2005, the Company has negative working capital of $(5,341,000) and a deficit net worth of $6,750,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

We incurred a $(379,000) net loss for the three months ended June 30, 2005 as compared to a net loss of $(957,000) during the comparable period in 2004. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2005 decreased 19% to $1,178,000 from $1,452,000 for the quarter ended June 30, 2004. During August 2004, the primary fixed line carrier in Spain implemented a surcharge for the use of its pay telephones with prepaid calling cards. This put the Company and all other prepaid calling card companies at a disadvantage to the primary fixed line carrier who also sells prepaid calling cards. In April 2005, the governing authorities in Spain deemed this practice to be unfair competition and ordered the fixed line company to access the fee on its own calling cards. The implementation of this took place well into the third quarter and as such continued to affect sales from April to June 2005.

COST OF GOODS SOLD

Cost of goods sold decreased 32% to $768,000 during the three months ended June 30, 2005 from $1,136,000 during the same period in 2004. The decrease in cost of goods sold is attributable primarily to the lower sales volume but also to a higher profit margin on cards sold due to further negotiations with carriers. Cost of good sold as a percentage of sales for the three month period ended June 30, 2005 decreased 13.0% from 78.2% to 65.2%.

GROSS PROFIT

Gross Profit for the three months ended June 30, 2005 increased 30% to $410,000 from $316,000 during the same period in 2004. This is due to the switch in its carrier providing access, renegotiating with alternative carriers' minute prices in termination and more pro-active in carrier-usage (as part of LCR Management). Gross profit as a percentage of sales for the three month period ended June 30, 2005 increased 59.6% from 21.8% (2004) to 34.8%(2005).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 22% to $675,000 during the three months ended June 30, 2005 as compared to $868,000 for the comparable period in 2004. The decrease is due primarily to the additional cost cutting measures including the reduction of two employees.


DEPRECIATION

Depreciation expense decreased 53% to $88,000 during the three months ended June 30, 2005 as compared to $186,000 for the comparable period in 2004.


INTEREST EXPENSE

The Company incurred interest expenses of $26,000 during the three months ended June 30, 2005 as compared to $219,000 during the comparable period in 2004. Interest expense decreased due to notes payable to related parties are non-interest bearing notes.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

We incurred a $(2,152,000) net loss for the nine months ended June 30, 2005 as compared to a net loss of $(2,207,000) during the comparable period in 2004. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2005 decreased 15% to $4,059,000 from $4,777,000 for the nine months ended June 30, 2004. During August 2004, the primary fixed line carrier in Spain implemented a surcharge for the use of its pay telephones with prepaid calling cards. This put the Company and all other prepaid calling card companies at a disadvantage to the primary fixed line carrier who also sells prepaid calling cards. In April 2005, the governing authorities in Spain deemed this practice to be unfair competition and ordered the fixed line company to access the fee on its own calling cards. The implementation of this took place well into the third quarter and as such continued to affect sales from April to June 2005.


COST OF GOODS SOLD

Cost of goods sold decreased 33% to $2,673,000 during the nine months ended June, 2005 from $3,974,000 during the same period in 2004. The decrease in cost of goods sold is attributable primarily to the lower sales volume but also to a higher profit margin on cards sold due to further negotiations with carriers. Cost of good sold as a percentage of sales for the nine month period ended June 30, 2005 decreased 17.3% from 83.2% to 65.9%.


GROSS PROFIT

Gross Profit for the nine months ended June 30, 2005 increased 73% to $1,386,000 from $803,000 during the same period in 2004. This is due to the switch in its carrier providing access, renegotiating with alternative carriers' minute prices in termination and more pro-active in carrier-usage (as part of LCR Management). Gross profit as a percentage of sales for the nine month period ended June 30, 2005 increased 103% from 16.8% in 2004 to 34.1% in 2005.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 29% to $2,863,000 during the nine months ended June 30, 2005 as compared to $2,212,000 for the comparable period in 2004. The increase is due primarily to $851,000 of stock issued for services. In addition the Company had other non-cash expenditures are valued at $2,012,000; a decrease of a further 9%.


DEPRECIATION

Depreciation expense decreased 29% to $274,000 during the nine months ended June 30, 2005 as compared to $384,000 for the comparable period in 2004.


INTEREST EXPENSE

The Company incurred interest expenses of $405,000 during the nine months ended June 30, 2005 as compared to $414,000 during the comparable period in 2004. The decrease is due to the repayment of some stockholder loans.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had negative working capital of $(5,341,000), compared to negative working capital of $(6,750,000) at June 30, 2004.

The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurances.

During the 2004 fiscal year and into 2005, the Company's management focused on improving margins on its prepaid business by reducing operating costs and reducing outstanding debt. As a result, it has decreased its debt and looked for additional debt/equity funding. Its telephone services have been redefined as a part of a new marketing mix and certain services relaunched with a raw image and brand name associated with the prepaid telephone card business of Teleconnect. The Company has constantly focused on reducing its operating costs to a minimum and is still taking measures which will further reduce its monthly expenses. The Company's objective was to have a monthly breakeven situation before year end even if no additional funds from investors were to arrive.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of June 30, 2005.



Contractual Obligations                  Payments Due by Period
-----------------------                 -------------------------
                                                Less Than        One To
                                   Total         One Year     Three Years
                               -------------------------------------------
 Payment obligation
  To tax authority             $    334,000   $    142,000    $   192,000
 Related Party Notes Payable      2,274,000        384,000      1,890,000
 Operating  Leases                  281,000        110,000        171,000
                               ------------   ------------    -----------
 Total  Contractual  Cash
 Obligations                   $  2,889,000   $  636,000      $ 2,253,000
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

                                     PART II




                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damages due to the failure to issue these shares on a timely basis. Management believes this suit to be without merit and has not accrued any liability for this litigation as of June 30, 2005.

In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of June 30, 2005, the Company has accrued 122,000 euro for the settlement of pending litigation.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 22, 2005, the Company issued 4,000,000 shares of restricted common stock to Geeris LGMR in exchange for the anticipated conversion of debt to equity and the assumption of additional debt from the Company.

On June 22, 2005, the Company issued 425,000 shares of restricted common stock to Cobrasky S.L., Production Monjos S.L., and Fersamar S.L. in exchange for services in reliance upon Section 4(2) of the Securities Act of 1933, as amended as well as to Fernando Rodriguez Garcia.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

NONE



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


August 12,  2005

Teleconnect  Inc.

By:  /s/  Gustavo  Gomez                 By:  /s/  Herman  de  Haas
     -----------------------------            -------------------------------
     Gustavo Gomez, Director,                 Herman  de  Haas,
     Chief Executive Officer,                 Director, Executive Vice
     President and Treasurer                  President and Principal
                                              Financial and Accounting
                                              Officer

                                INDEX TO EXHIBITS



Exhibit  No.       Description
------------       -----------

31.1               Certification  of  Gustavo  Gomez

31.2               Certification  of  Herman  de  Haas

32.1               Certification  of  Gustavo  Gomez  and  Herman  de  Haas