Form 10KSB
period 2005-09-30
ITS NETWORKS INC
filed 2005-12-29
CIK 1101688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                         COMMISSION FILE NUMBER: 0-30611


                                TELECONNECT INC.
                                ----------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            FLORIDA                                      52-2137517
            -------                                      ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


         PARQUE TECNOLOGICO DE ANDALUCIA, EDIF. ESTEPONA BUSINESS PARK 2 C/ SEVERO OCHOA, NO. 16-201A, CAMPANILLAS, MALAGA 28590, SPAIN
         --------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                          COMMON STOCK, PAR VALUE $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $4,930,000

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of September 30, 2005: Common stock, $.001 par value: $920,378

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

The number of shares of the registrant's common stock outstanding as of the most recent practicable date, December 28, 2005: 109,639,197.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:

                                 Yes |_| No |X|

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                               4
Item 2.  Description of Property                                              17
Item 3.  Legal Proceedings                                                    17
Item 4.  Submission of Matters to a Vote of Security Holders

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters             18
Item 6.  Management's Discussion and Analysis or Plan of Operation            19
Item 7.  Financial Statements                                                 23
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             23
Item 8a. Controls and Procedures
Item 8b. Other Information

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;        24
         Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation                                               24
Item 11. Security Ownership of Certain Beneficial Owners and Management       27
Item 12. Certain Relationships and Related Transactions                       28
Item 13. Exhibits                                                             29
Item 14. Principal Accountant Fees and Services                               29
Financial Statements                                                          30
Signatures                                                                    31
Exhibit Index                                                                 32

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

Teleconnect Inc. (the "Company") was incorporated under the laws of the State of Florida on November 23, 1998. However, it did not conduct any significant operations until December 2000 when there was a change in control of the Company. The new controlling stockholders changed its corporate name from Technology Systems International, Inc. to ITS Networks Inc. and increased the authorized number of shares of common stock. In connection with the change of control of the Company in December 2000, the Company acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company that was organized in 1995. As a result, ITS Europe, S.L. ("ITS Europe") became a wholly owned subsidiary of the Company.

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

During the 2004 fiscal year, Teleconnect management focused on improving margins on its prepaid business by reducing operating costs and reducing outstanding debt. As a result, it decreased its debt and looked for additional debt/equity funding. Its telephone services were redefined as a part of a new marketing mix and certain services relaunched with a raw image and brand name associated with the prepaid telephone card business of Teleconnect. The Company constantly focused on reducing its operating costs to a minimum.

During the 2005 fiscal year the Company continued to take measures which will further reduce its monthly expenses. The Company's objective is to have a monthly breakeven situation before June 2006.

In parallel to the cost reductions, the Company has developed a new pre-paid telephone card with a magnetic strip. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible.

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

In order to offer telecommunications services in Spain, a company must apply for the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. ITS Europe S.L. (wholly owned by Teleconnect Inc.) possesses an "A" type authorization to resell telecommunications services and as such cannot build its own infrastructure. Hence, ITS Europe is a reseller of telecommunications products and services. ITS Europe can also act as a VISP (virtual ISP) reselling Internet Access from actual Internet service providers. Teleconnect does have a Carrier A license and as such can build out its own infrastructure.

Long distance services in Spain have become very competitive since 1999 and as such prices have been reduced considerably. Teleconnect focuses primarily on offering inexpensive international calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service during fiscal 2005, Teleconnect reached agreements mainly with BT Spain, Jazztel, Primus, Worldcom and other major carriers.

Products and Services

The Company is presently providing prepaid only voice telephone services to its customers through prepaid calling cards as well as prepaid residential and small business accounts. It also has a prepaid long distance service which can be accessed from any mobile phone. The Company intends to enter other European markets with its pre-paid telephone services.

The Company offers various types of calling cards to its customers. Prepaid calling cards are used primarily by tourists, students, and immigrants. They are purchased from a variety of local merchants, kiosks, etc. These are cost effective and can be used from hotels, pay phones, public and/or any private telephone.

The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their "code" or "PIN". The code is then confirmed and the user dials the number. The calling cards typically have sixty days after first activation expiration date. Teleconnect sold approximately 645,000 calling cards during its fiscal year ended September 30, 2005.

For those clients who have a fixed line and/or a mobile provided by a telecom operator in Spain, the Company offers a pre-paid residential account with which they can save money on their international calls. These customers are typically foreigners living in Spain or having a second home in Spain, as well as small and medium enterprises with international contacts. During the 2004 fiscal year, the Company offered prepaid and postpaid accounts. The prepaid accounts are based on credit card payments. During fiscal 2004, Teleconnect eliminated all postpaid accounts, which were based on a monthly billing cycle and automatic collection system, and thereby, reducing bad debt expense considerably. These actions helped improve the results for the fiscal 2005 year end.

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

Marketing

The marketing strategy of the residential services of the Company (Teleconnect) was focused during fiscal 2005 on foreigners in Spain. These foreigners are primarily located on the costal areas of Spain, including the islands.

In the case of our pre-paid calling cards, the cards are distributed throughout Spain via distribution channels with thousands of vending points as well as via large accounts (retail chains).

Teleconnect is not in a position, due to its size and limited financial resources, to compete against the major carriers for corporate clients in the big cities. Teleconnect requires additional external financing in order to carry out its marketing plans, to increase its capacity with carriers, and to expand to other countries in Europe. During the fiscal year 2005, Teleconnect did virtually no marketing due to a limitation of financial resources,

Industry Participants and Competition

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

In order to become more competitive in the market, Teleconnect will have to invest in setting up additional switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs). The Company will require additional funding in order to be able to do so. During fiscal 2005, Teleconnect reduced its transmission costs with other carriers by over 25%.

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

Telefonica S.A. is currently the only significant provider of comprehensive local service. This is expected to change gradually as other cable operators develop their networks. In addition, in March 2000, the government issued six new licenses (in addition to those previously awarded to Retevision and Lince) for the provision of local multipoint distribution services (LMDS), and the new licensees have begun to deploy their networks. These new licensees compete with Telefonica S.A. in the local access market.

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

Employees

As of September 30, 2005, the Company and its subsidiaries had 24 full-time employees, of which 2 were engaged in general management, 12 in operations, 5 in marketing and sales, 3 in accounting and finance, 1 in human resources and office management, and 1 in business development including marketing. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

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

Banking Arrangements

The Company has a $120,000 (100,000 euro) bank loan from the BBVA bank in Madrid, Spain, as of September 30, 2005. This loan was subsequently paid on November 14, 2005.

Risk Factors

We May Not Achieve or Sustain Profitability in the Future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2005, we had an accumulated deficit of $(20,301,000) and had a stockholders' deficit of $(6,141,000) at September 30, 2005. For the years ended September 30, 2005, and 2004, we had net losses of $(3,005,000), and $(3,202,000), respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability.

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

Going Concern Qualification by Auditors. The accountants' reports of the independent registered public accounting firm of the Company for fiscal years 2005 and 2004 express a going concern qualification. The Company has had recurring operating losses for the past several years which raise substantial doubts about its ability to continue as a going concern. See Report of Independent Registered Public Accounting Firm, Note 2 to the Consolidated Financial Statements of the Company, and Management's Discussion and Analysis or Plan of Operations - Plan of Operations.

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

Future Sales of Our Common Stock May Depress Our Stock Price. The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were approximately 101,563,003 shares of our Common Stock outstanding as "restricted securities" as defined in Rule 144 as of September 30, 2005, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

The Company has registered 1,000,000 shares of Common Stock which will be reserved for issuance upon exercise of options or stock bonuses to be granted or reserved for grant under our 2002 Stock Option, SAR and Stock Bonus Consultant Plan. Upon issuance of these shares, they can be sold in the public market, subject to restrictions under the securities laws applicable to resales by affiliates. In addition, the Company has registered another 1,250,000 shares of Common Stock which is reserved for our 2002 Employee Stock Option, SAR and Stock Bonus Plan. As of September 30, 2005, 6,825,000 shares have been issued as stock compensation to consultants for services rendered to the Company as part of the 2004 Stock Option, SAR and Stock Bonus Plan approved by the Board of Directors on July 29, 2004.

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

Voting Control. The largest single shareholder of the Company, Mr. Leo Geeris, owns directly and indirectly, approximately 57.5% of the Company's outstanding Common Stock as of September 30, 2005. This stockholder has exercised considerable influence over all matters requiring approval by our stockholders, including approval of significant corporate transactions. Geeris Holding Nederland, B.V. and Diependael BV are companies owned by Leonardus Geeris, a director of the Company.

ITEM 2.   DESCRIPTION OF PROPERTY

During the fiscal year 2005, the Company recently moved its principal executive offices to Parque Tecnologico de Andalucia (PTA), Edif. Estepona, Malaga Business Park, C/Severo Ochoa No. 16-20 1a, Campanillas, Malaga 28590, Spain, which is comprised of approximately 800 square feet, and is leased for 3,800 Euros per month. The lease expires in November 2007.

These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

ITEM 3.   LEGAL PROCEEDINGS

There is a provision of $136,000 to cover minor cases threatened or pending against the Company:

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company held a special meeting on February 2, 2005 where the majority of the shareholders of the Company approved and ratified the change of the Company name from ITS Networks Inc to Teleconnect Inc.

The shareholders of the Company held a special meeting on July 29, 2004 where the majority of the shareholders of the Company approved and ratified an amendment to the Articles of Incorporation of the Company which increased the authorized number of shares of our Common Stock from 100,000,000 shares to 200,000,000.

The shareholders of the Company held a special meeting on September 14, 2005 where the majority of the shareholders of the Company approved and ratified the amendment to the Articles of Incorporation increasing the authorized number of shares from 200,000,000 shares to 500,000,000.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

General

The Common Stock of the Company is currently traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol TLCO.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by Pink Sheets (formerly known as National Quotation Bureau, L.L.C.) for the periods indicated.

                                                       High Closing  Low Closing
                                                        Bid Price     Bid Price

Year Ended December 31, 2003 (note 1)
-------------------------------------
1 st Quarter                                           $       0.92  $      0.41
2 nd Quarter                                           $       1.07  $      0.63
3 rd Quarter                                           $       1.01  $      0.28
4 th Quarter through 12/28/2003                        $       0.54  $      0.27
4 th Quarter 12/29/2003 through 12/31/2003             $       0.36  $      0.22

Year Ended December 31, 2004
----------------------------
1 st Quarter                                           $       1.08  $      0.20
2 nd Quarter                                           $       0.30  $      0.16
3 rd Quarter                                           $       0.48  $      0.23
4 th Quarter                                           $       0.46  $      0.15

Year Ended December 31, 2005
----------------------------
1 st Quarter                                           $       0.48  $      0.20
2 nd Quarter                                           $       0.40  $      0.15
3 rd Quarter                                           $       0.23  $      0.11
4 th Quarter                                           $       0.15  $      0.08

------------
(1) The above prices in 2003 reflect trading prior to a 1-for-2 reverse stock split of the common stock of the Company which was effective on December 29, 2003.

The closing bid price of the Common Stock (pre-split) of the Company on September 30, 2005 was $0.12 per share.

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

Sale of Unregistered Securities

During the three months ended September 30, 2005, the Company issued 5,400,000 restricted shares of its Common Stock to Quick Holdings B.V. in exchange for facilitating a cash injection of $637,000 usd (EUR 540,000) into the Company, in reliance upon Regulation S under the Securities Act of 1933.

Similarly, during the three months ended September 30, 2005, the Company issued 1,800,000 restricted shares of its Common Stock to each of Quack Holdings B.V. and Queck Holdings B.V. in exchange for facilitating a cash injection of $324,000 (EUR 180,000) into the Company, in reliance upon Regulation S under the Securities Act of 1933.

During the three months ended September 30, 2005, the Company issued 5,000,000 restricted shares of its Common Stock Diepandael BV in exchange for the forgiveness of $590,000 (EUR 500,000) in debt payable by the Company, in reliance upon Regulation S under the Securities Act of 1933.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company' s property and equipment.

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

Accounting for Stock-Based Compensation. We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and will use related interpretations in accounting for stock option plans. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Generally, under APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of the grant of the stock option, no compensation expense is recorded. Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

Segment Reporting. We have adopted SFAS No. 131, A Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, telecommunications systems and related services.

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

Our revenues also may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and is expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

Our three most significant customers each accounted for more than 10% of our revenues during the year ended September 30, 2005. These are: Telecor 26%, VIPS 15%, Carrefour 13%. Domestic sales in Spain accounted for 100% of our revenues in each of the last two years.

Telecommunication revenues decreased by $1,237,000 in 2005, or 20% from 2004 revenues though gross profit increased in 2005 by $301,000 or 24,6%.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company. We include stock-based compensation as a part of general and administrative expenses.

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

Year Ended September 30, 2005, Compared to September 30, 2004

The following table sets forth certain operating information regarding the Company, including its subsidiary Teleconnect Comunicaciones, S.A.

                                           Year Ended            Year Ended
                                       September 30, 2005    September 30, 2004

Revenues                               $        4,930,000    $        6,167,000
Cost of goods sold                     $        3,406,000    $        4,944,000
Selling, general and administrative    $        3,574,000    $        4,127,000
Depreciation                           $          444,000    $          480,000
Bad Debt Expense (Recoveries)          $               --    $         (227,000)
Other Income (Expenses)                $          511,000    $         (558,000)
Net Loss                               $       (3,005,000)   $       (3,202,000)
Comprehensive (Loss)                   $       (3,044,000)   $       (3,645,000)
Net Loss Per Share                     $            (0.04)   $            (0.10)


Revenues. Revenues for the year ended September 30, 2005 decreased to $4,930,000, compared to $6,167,000 or 20% from the prior year revenues.

Our revenues during the year ended September 30, 2005, were derived primarily from providing a range of integrated telephone service solutions to our clients:

*     Prepaid Calling Cards
*     Prepaid fixed line long distance calling
*     Other

Pricing Policies The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services directed at foreign residents in Spain for them to call long distance, pricing is oriented to provide a significant discount compared to the incumbent operator. It is not the intention of the Company to enter A price wars @ with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and the accuracy of the billing. For services directed at small and medium companies, we try to position ourselves to provide a turnkey solution to their telecommunications needs, providing voice local and long distance calling, access to the internet, email, web hosting, PBX supply and maintenance, etc. With our prepaid calling card services, we have sought tourists that needed to call home but at cheaper prices than the hotel phone or local public phone.

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

Cost of Goods Sold: Cost of goods sold for the year ended September 30, 2005 were $3,406,000, a decrease of $1,538,000 or 31.1% from the prior year cost of sales of $4,944,000. Cost of Goods sold as a percentage of sales was 69.1% in 2005 while it was 80.2% for the same period in 2004.

Gross profits increased during fiscal 2005 to $1,524,000 or 20% from $1,223,000 in fiscal 2004. The principal reasons for the increase were management's conscious effort to renegotiate its carrier pricing. The gross profit margins were improved 10.9% from 19.8 to 30.9% even though the Company did not have the liquidity to do any promotion or marketing of its products.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 2005 were $3,574,000, a decrease of $553,000 or 19,5% from the prior year's operating expenses of $4,127,000. The principal reasons for the decrease were management's effort to reduce its fixed costs which included the move of the office to a much more economical and newer industrial park. Some reduction in staff had also taken place during the year. Though the actual reduction in selling, general and administrative expenses was significant, it was partially offset by the valuation of stock issued as compensation for services to external consultants and shareholders that provided financing.

SG&A for the period ending September 30, 2005 was 70.5% of revenue compared to 66.9% for the same period in 2004. If consideration is given to the fact that stock compensation for services in included in the SG&A, then reducing SG&A in 2005 by this amount of $744,000 associated with services, SG&A in 2005 becomes 57.4% of sales, a reduction of 9.5% from 2004 ratio of 66.9%

Depreciation Expense. Depreciation expense for the year ended September 30, 2005 was $444,000, an decrease of $36,000 or 1,25% from the prior year's depreciation expense of $480,000. This small decrease is due primarily to the fact that some equipment became fully depreciated in 2004.

Bad Debt Expense (Recoveries). Bad debt expense (recoveries) for the year ended September 30, 2005 was $0 a decrease of $227,000 from the prior year's bad debt expense of $(227,000).

Interest Expense. Interest expense for the year ended September 30, 2005 was $474,000- as compared to $558,000 for the prior year. This decrease was due primarily to less interest incurred on loans made from affiliated parties during fiscal 2005 to finance the operations since some conversion into stock had taken place.

Income from Discontinued Operations. During the year ended September 30, 2004, the Company entered into an agreement with a third party to sell its post paid long distance business. Dialers and other equipment with a net book value of 89,000 euro were transferred to the purchasers resulting in a gain of $513,000.

Net Loss. The net loss of the Company decreased to ($3,005,000) during the fiscal year ended September 30, 2005 compared to $(3,202,000) during the fiscal year ended September 30, 2004, a decrease of approximately 14%.

Liquidity and Capital Resources. At September 30, 2005, the Company had negative working capital of approximately $(6,643,000), compared to negative working capital of $(7,970,000), at September 30, 2004. Therefore the Company experienced an improvement of $1,327,000 or 16.6%.

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

The Company s capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments. The following table is a recap of the Company s contractual obligations as of September 30, 2005.

                                                                    Payments Due by Period

                                                                         Less than
                                                           Total         One Year       1-3 Years
            Tax Agency Debt                             $    307,000   $    147,000   $    160,000
            Note payable to bank                             120,000        120,000             --
            Operating Leases                                 158,000         92,000         66,000
                                                        ------------   ------------   ------------
            Total Contractual Cash Obligations          $    585,000   $    359,000   $    226,000
                                                        ============   ============   ============

Plan of Operations.

The Company expects that new funds will be injected into the Company during the three months ending March 31, 2006.

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

Recent Accounting Pronouncements.

In November 2004, the FASB issued SFAS No 151, "Inventory Costs - an amendment of ARB No 43, Chapter 4. Statement No 151 requires that certain abnormal costs associated with manufacturing, freight and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of No. 123 "Share-based Payment". This statement establishes standards for the accounting of transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services which are based on fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value: the fair value that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated option pricing models adjusted for the unique characteristics of those instruments.

The statement is effective for the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Asset-amendment of APB Opinion No29", Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance., defined as transactions that are not expected to result in significant changes in cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15th, 2005.

In May 2005, the FASB issued SAFS No 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior period's financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects of the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements of the Company for its fiscal year ended September 30, 2005, are provided with this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

ITEM 8A.  CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's Principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for September 30, 2005, have concluded that as of the Evaluation Date that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report on 10-KSB was being prepared.

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

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company as of September 30, 2005 are as follows:

Name                Age   Position
----                ---   --------
Gustavo A. Gomez    42    Director, President and Treasurer
Herman C. de Haas   43    Director, Executive Vice President and Chief Operating
                          Officer, and Managing Director of Teleconnect
                          Comunicaciones, S.A
Alfonso de Borbon   30    Executive Vice President Corporate Development
Leonardus Geeris    60    Director

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

Mr. de Borbon became an officer of the Company in May 27, 2005 and occupies the position of Executive Vice President Teleconnect Inc and Director of Sales in Teleconnect Comunicaciones. Mr. Borbon was one of the owners of SPACOM which was acquired by Teleconnect Communicaciones SA in 2000/2001. He assumed the position of Major Account Sales Manager until being promoted in September 2004 to Director of Sales.

Mr. Geeris became a director of the Company in May 2003. He is the President, managing director and owner of Geeris Holding Nederland B.V. which owns and invests in real estate and other industries.

ITEM 10.  EXECUTIVE COMPENSATION

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2005

                                                   Annual compensation(1)                             Long-Term Compensation(2)
                                                                                    Awards                     Payouts
                                                                                                  Securities
Name and                                                               Other      Restricted      Underlying
Principal                           Fiscal     Salary                  Annual        Stock         Options/     LTIP      All Other
Position                             Year      (1)(2)      Bonus    Compensation   Awards(3)         SARs      Payouts  Compensation
Gustavo Gomez                        2005    $ 143,000     $   0       $   0         $   0          $   0       $   0      $   0
 President and Treasurer
Herman de Haas                       2005    $ 143,000     $   0       $   0         $   0          $   0       $   0      $   0
 Executive Vice
 President and Chief
 Operating Officer, and Managing
 Director of Teleconnect
 Comunicaciones, S.A.
Alfonso de Borbon                    2005    $  77,880     $   0       $   0         $   0          $   0       $   0      $   0
All executive officers as a
 group (3 persons)                           $ 361,880

(1) The salaries of Mr. Gomez and Mr. de Haas has been fixed at 120,000 Euro since 2002. However, differences in reported amounts due to the varying currency exchange rates between the Euro and U.S. dollars.

(2) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

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

Based on its review of the copies of such forms received by it, the Company believes that during the year ended September 30, 2005, all such filing requirements applicable to its officers and directors were complied with.

2002 Employee Stock Option, SAR and Stock Bonus Plan

Effective June 10, 2002, the Company adopted and approved its 2002 Employee Stock Option, SAR and Stock Bonus Plan which reserves 1,250,000 (after effect of split) shares of Common Stock for issuance. This 2002 Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. As of September 30, 2005 the following employees each received stock bonuses of 100,000 shares against this 2002 Plan: Jaime Colomer, Fernando Rodriguez, Alvaro Lopez, and Alfonso de Borbon 100,000 shares. During September 2005, the Company purchased Jaime Colomer's 102,626 shares as part of the package provided when he left the Company. These shares are to be retired.

2004 Stock Option, SAR and Stock Bonus Plan

Effective July 29, 2004, the Company adopted and approved its 2004 Stock Option, SAR and Stock Bonus Plan which reserved 15,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2005 the following consultants to the company received the following awards against this 2004 Plan: FersaMar 130,000 shares, Produciones Monjos 130,000 shares, Cobrasky S.L. 65,000 shares, Jeffrey Goddard 600,000 shares, Frederick
P. Lutz 50,000 shares, Kirk Haynes 2,000,000 shares. S.B.T Entretenimiento 3,500,000 (restricted).

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock split, beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2005 are as follows:

                                                     Shares         Percent of
Management                                        Beneficially        Common
Shareholders (1)                                    Owned (1)         Stock
----------------                                  ------------      ----------
Leonardus Geeris                                   62,878,730          57.5%
Gustavo A. Gomez                                            0             0%
Herman C. de Haas                                           0             0%
Alfonso de Borbon                                     230,000         0.002%
Directors and officers as a group (3 persons,      63,108,730          57.5%
 including the above persons)

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

(2) Mr. Geeris beneficially owns these shares of Common Stock through his ownership of Geeris Holding Nederland B.V. and Diependael BV.

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock, as adjusted for the stock split, by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of September 30, 2005. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                        Title of         Shares of
                                      Beneficially      Outstanding     Percent
Names and Addresses                      Class          Common Stock     Owned
-------------------                   ------------      ------------    -------
Carnival Enterprises Ltd.                Common           6,184,240       5.66%
Suite 4, 4 Giros Passage
Gibralter, Spain

Geeris Holding Nederland B.V.            Common          62,878,730       57.5%
and Diependael BV(1)
Helvoirtseweg 146, 5263, EH Vught
Postbus 317, 5260, AH Vught
The Netherlands

Volim Holding B.V.                       Common           5,976,864       5.47%
Zandpad 55
3621 NE Breukelen
The Netherlands

(1) Geeris Holding Nederland B.V. and Diependael BV are owned by Leonardus Geeris, a director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2005, Mr. Leonardus Geeris converted personal loans to the Company and committed to assume other debt obligations of the Company totaling EUR 1,240,000 in exchange for 24,800,000 shares of common stock of the Company.

ITEM 13.  EXHIBITS

(A)   Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three month period ended September 30, 2005.

(B)   Exhibits

1(i) Articles of          The Articles of Incorporation of the Company are incorporated
Incorporation             herein by reference to Exhibit 3.1 to the Form SB-2
of the Company            registration statement of the Company (File No. 333-93583)

1(ii) Amendment to        An Amendment to the Articles of Incorporation of the Company
Articles of               is incorporated herein by reference to Exhibit  99.1 to the Form 8-K
Incorporation             current report of the Company dated January 29, 2001.

1(iii) Amendment to       An Amendment to the Articles of Incorporation of the Company filed
Articles of               on February 26, 2003, is incorporated hereby  by reference to Exhibit
Incorporation             1 (iii) to the Form 10-KSB annual report of the Company for its fiscal year ended September 30, 2003.

1(iv) By-Laws             The By-Laws of the Company are incorporated herein by reference to
of the Company            Exhibit 3.2 to the Form SB-2 registration  statement of the Company
                          (File No. 333-93583)

10.                       Material Contracts

10.1                      Management Agreement dated October 29, 2004, between the Company and Openvia S. L.

10.2                      Management Agreement dated October 29, 2004, between the Company and Shareworks Espana S. L.

10.3                      Management Agreement dated October 29, 2004, between the Company and Cobrasky S. L.

11. Statement re:         Reference is made to the Consolidated Statements of Operations of the Consolidated
computation of per        Financial Statements which are incorporated by reference herein.
share earnings

21. A description of      A description of the subsidiaries of the Company is incorporated herein by
the subsidiaries of       reference to Exhibit No. 21 to the Form 10-KSB annual report of the Company
the Company               for its fiscal year ended September 30, 2004.

ITEM 14.  CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for September 30, 2005, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

      The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2005 and 2004 are as follows:

Name                                       Audit Fees      Audit Related Fees      Tax Fees      All Other Fees
----                                       ----------      ------------------      --------      --------------
Murell, Hall, McIntosh & Co., PLLP
for fiscal year ended
September 30, 2005                          $ 47,500              $ 0               $ 3,400           $ 0
September 30, 2004                          $ 61,996              $ 0               $     0           $ 0

      The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                TELECONNECT INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1
Consolidated Balance Sheet                                                   F-2
Consolidated Statements of Operations                                        F-3
Consolidated Statements of Stockholders' Deficit                             F-4
Consolidated Statements of Cash Flows                                        F-5
Notes to Consolidated Financial Statements                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Teleconnect Inc.

We have audited the accompanying consolidated balance sheet of Teleconnect Inc. and its subsidiaries as of September 30, 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Murrell, Hall, McIntosh & Co., PLLP

December 1, 2005
Oklahoma City, Oklahoma

                                TELECONNECT INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $       70,000
Accounts receivable - trade, net of allowance
  for doubtful accounts of $1,382,000                                             251,000
Accounts receivable - other                                                        75,000
Inventory                                                                          34,000
                                                                           --------------
Total current assets                                                              430,000

PROPERTY AND EQUIPMENT, NET                                                       449,000

OTHER ASSETS:
Vendor deposits                                                                   213,000
                                                                           --------------
                                                                           $    1,092,000
                                                                           ==============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade                                                   $    2,894,000
Accrued liabilities                                                               964,000
Notes payable to bank                                                             120,000
Current portion of payment obligation to taxing authority                         147,000
Loans from related parties                                                      1,045,000
Deferred income                                                                 1,903,000
                                                                           --------------
Total current liabilities                                                       7,073,000
                                                                           --------------

LONG TERM DEBT
Payment obligation to tax agency, net of current portion shown above              160,000

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
  authorized, no shares outstanding                                                    --
Common stock; par value of $0.001, 500,000,000 shares
  authorized, 109,236,571 shares outstanding                                      109,000
Additional paid-in capital after effect of reverse stock split,                16,104,000
Less: Prepaid syndication fees                                                         --
Accumulated (deficit)                                                         (20,301,000)
Effect of cumulative translation adjustment                                    (2,053,000)
                                                                           --------------
Total stockholders' (deficit)                                                  (6,141,000)
                                                                           --------------
                                                                           $    1,092,000
                                                                           ==============

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                         2005              2004
                                                                    --------------    --------------
SALES                                                               $    4,930,000    $    6,167,000
COST OF GOODS SOLD (exclusive of Depreciation
  shown separately below)                                                3,406,000         4,944,000
                                                                    --------------    --------------
GROSS PROFIT                                                             1,524,000         1,223,000
                                                                    --------------    --------------
OPERATING EXPENSES:
Selling, general and administrative expenses                             3,574,000         4,127,000
Depreciation                                                               444,000           480,000
Bad debt expense (recoveries)                                                   --          (227,000)
                                                                    --------------    --------------
Total operating expenses                                                 4,018,000         4,380,000
                                                                    --------------    --------------

(LOSS) FROM OPERATIONS                                                  (2,494,000)       (3,157,000)
                                                                    --------------    --------------

OTHER INCOME (EXPENSES):
Other income (expense)                                                     (37,000)               --
Interest expense                                                          (474,000)         (558,000)
                                                                    --------------    --------------
                                                                          (511,000)         (558,000)
                                                                    --------------    --------------

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (3,005,000)       (3,715,000)
PROVISION FOR INCOME TAXES                                                      --                --
(LOSS) FROM CONTINUING OPERATIONS                                       (3,005,000)       (3,715,000)
DISCONTINUED OPERATIONS:
Income on disposal of fixed line division                                       --           513,000
                                                                    --------------    --------------

NET (LOSS)                                                          $   (3,005,000)   $   (3,202,000)
                                                                    ==============    ==============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations                                     $        (0.04)   $        (0.10)
Discontinued operations                                                         --              0.01
                                                                    --------------    --------------
Net (Loss)                                                                 $(0,04)    $        (0.09)
                                                                    ==============    ==============
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                         78,748,850        37,271,857
                                                                    ==============    ==============
THE COMPONENTS OF COMPREHENSIVE LOSS:
Net (loss)                                                          $   (3,005,000)   $   (3,202,000)
Foreign currency translation adjustment                                    (39,000)         (443,000)
                                                                    --------------    --------------
COMPREHENSIVE (LOSS)                                                $   (3,044,000)   $   (3,645,000)
                                                                    ==============    ==============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Comprehensive (loss)                                              $        (0.04)   $        (0.10)
                                                                    ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                             Common Stock
                     ----------------------------
                        Number         $0.001        Additional       Prepaid                          Other            Total
                          of             par          Paid-In        Syndication    Accumulated     Comprehensive   Stockholders'
                        Shares          Value         Capital           Fees          Deficit           Loss           Deficit
                     ------------    ------------   ------------    ------------    ------------    ------------    ------------
Balance,
September 30, 2003     22,420,278    $     22,000   $  8,565,000    $   (418,000)   $(14,094,000)   $ (1,571,000)   $ (7,496,000)

Common Stock
issued for Cash         1,150,000           2,000        113,000              --              --              --         115,000

Common stock
issued for
conversion of debt
to equity              28,038,002          28,000      1,942,000              --              --              --       1,970,000

Common Stock
issued for
interest on Notes
payable                 6,800,000           7,000        575,000              --              --              --         582,000

Common stock for
professional fees
in lieu of cash
payment                 2,180,000           2,000        663,000              --              --              --         665,000

Expired
Syndication fees               --              --             --         418,000              --              --         418,000

Foreign currency
translation
adjustment                     --              --             --              --              --        (443,000)       (443,000)

Net (loss) for the
year ended
September 30, 2004             --              --             --              --      (3,202,000)             --      (3,202,000)
                     ------------    ------------   ------------    ------------    ------------    ------------    ------------

Balance,
September 30, 2004     60,588,280          61,000     11,858,000              --     (17,296,000)     (2,014,000)     (7,391,000)
                     ------------    ------------   ------------    ------------    ------------    ------------    ------------

Common stock
issued for
conversion of debt
to equity              31,600,917          31,000      2,267,000              --              --              --       2,298,000

Common stock
issued for loan
fee consideration       1,000,000           1,000         99,000              --              --              --         100,000

Common stock
issued for
services                6,825,000           7,000        744,000              --              --              --         751,000

Sale of
common stock            9,325,000           9,000      1,151,000              --              --              --       1,160,000

Common shares
repurchased and
cancelled                (102,626)             --        (15,000)             --              --              --         (15,000)

Foreign currency
translation
adjustment                     --              --             --              --              --         (39,000)        (39,000)

Net (loss) for the
year ended
September 30, 2005             --              --             --              --      (3,005,000)             --      (3,005,000)
                     ------------    ------------   ------------    ------------    ------------    ------------    ------------

Balance,
September 30, 2005    109,236,571    $    109,000   $ 16,104,000    $         --    $(20,301,000)   $ (2,053,000)   $ (6,141,000)
                     ============    ============   ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                                   Page 1 of 2

                                                                    2005              2004
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                     $   (3,005,000)   $   (3,202,000)
Adjustments to reconcile net (loss) to
  net cash used in operating activities:
Depreciation                                                          444,000           480,000
Loss on write-off of syndication fees                                      --           418,000
Gain on disposition of assets                                              --            (4,000)
Stock issued for consulting services, interest and loan fees        1,251,000         1,247,000
Decrease (increase) in operating assets:
Accounts receivable - trade                                           108,000          (160,000)
Accounts receivable - other                                            (1,000)          145,000
Inventory                                                              12,000            13,000
Prepaid expenses                                                        2,000             8,000
Vendor and other deposits                                             (23,000)           19,000
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities                             (121,000)         (951,000)
Deferred income and deposits received                                 139,000           115,000
                                                               --------------    --------------
Net cash provided by (used in) operating activities                (1,194,000)       (1,872,000)
                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (214,000)               --
Proceeds from sale of property                                             --            15,000
                                                               --------------    --------------
Net cash provided by (used in) investing activities                  (214,000)           15,000
                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties                                    993,000         2,194,000
Loan proceeds from bank                                               379,000            15,000
Payment on tax agency obligation                                      (82,000)          (90,000)
Payment on loan from bank                                            (507,000)               --
Payments on loans from related parties                               (504,000)               --
Repurchase and cancellation of stock                                  (15,000)               --
Proceeds from sale of common stock                                  1,160,000           115,000
                                                               --------------    --------------
Net cash provided by financing activities                           1,424,000         2,234,000
                                                               --------------    --------------

EFFECT OF EXCHANGE RATE                                               (39,000)         (443,000)
                                                               --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (23,000)          (66,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           93,000           159,000
                                                               --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $       70,000    $       93,000
                                                               ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                                   Page 2 of 2

                                                                    2005              2004
                                                               --------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                       $       74,000   $       28,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Long-term debt converted to common stock                       $    1,896,000   $    1,970,000
Common stock issued for interest on notes payable              $      400,000   $      582,000
Common stock issued for services received                      $      751,000   $      665,000
Common stock issued for loan fee                               $      100,000   $           --

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 AND 2004

1. THE COMPANY

Teleconnect Inc. (the "Company") was incorporated in the State of Florida on November 23, 1998. However, it did not conduct any significant operations until December 200 when there was a change in control of the Company. The new controlling stockholders changed its corporate name from Technology Systems International, Inc. to ITS Networks Inc. and increased the authorized number of shares of common stcok. In connection with the change of control of the Company in December 2000, the Company acquired all of the issued and oiutstanding capital stock of ITS Europe, S.L. a Spanish telecommunications company that was organized in 1995. As a result, ITS Europe, S.L. (ITS Europe") becasme a wholly-owned subsidiary of the Company.

On December 15, 2002, the Company consummated a stock exchange agreement with the majority shareholders of Teleconnect Comunicaciones S.A. (hereinafter "Teleconnect"), a company formed under the laws of Spain which operatres a pre-paid telephone card business in Spain. The Company agreed to issue up to 3,000,000 shares of its restricted common stock to the stockholders of Teleconnect in reliance upon Regulation S under the securities Act of 1933 and also agreed to assume and pay up to 2,200,000 Euro of the outstanding debts of
Teleconnect: during September 2003, the Company agreed to the issuance of a total 5,000,000 shares of its Common Stock to the shareholders of Teleconnect to resolve disputes regarding te Stock Exchange Agreement. During the 2003 fiscal year, the operating activities of ITS Europe S.L. were assumed by Teleconnect. As a result, substantially all of the operations of the Company at the time were conducted by Teleconnect and were comprised of pre-paid telephone services and some post-paid services in Spain.

The Company is engaged in the telecomminucations industry in Spain and offers telecommunincations services for home and business use.

During October 2003, the Company had to secure the continuity of its connection and business relations with UNI2 and sold its postpaid business to Affinalia, a Spanish postpaid accounts reseller also working with UNI2. As a result, the Company sold its postpaid telephone business to Affinalia so that its credit risk for UNI2 decreased drastically. The Company is now only engaged in prepaid telephone voice services.

The Company has developed a new rechargeable prepaid telephone calling card. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible.

In February 2005, the Board of Directors and Shareholders approved changing the name of ITS Networks Inc to Teleconnect Inc. in order to emphasize the nature or the strategic business plan which is to have the company be a holding company wit international subsidiaries and affiliates in different countries wit similar names, thus taking advantage of the brand recognition and customer loyalty. The Company will establish Teleconnect Spain as a subsidiary and will establish other Teleconnect subsidiaries in other European countries.

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

As shown in the accompanying financial statement, the Company incurred losses of ($3,005,000) and ($3,202,000) for the years ended September 30, 2005 and 2004, respectively. In addition, the Company has incurred substantial losses since its inception. As of September 30, 2005, current liabilities exceed assets by $6,643,000 and total liabilities exceed total assets by $6,141,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2005.

Consolidation Policies - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time it is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,903,000 as of September 30, 2005.

Inventory - Inventory consists primarily of unused calling cards. Inventories are stated at the lower of cost determined on the first in first out method, or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred.

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

Earnings per Share - Basic Net Earnings (Loss) per Common Share is computed by dividing the Net Income (Loss) applicable to Common Shareholders by the weighted-average number of common shares outstanding during the period. Diluted Net Earnings (Loss) per Common Share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of shares outstanding excludes Common Stock equivalent, because their inclusion would be anti-dilutive.

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

Foreign Currency Translation/Transactions - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the September 30, 2005 exchange rate for shareholders' equity, assets and liabilities and at the historical exchange rate. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

Accounts Receivable - The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $1,382,000 at September 30, 2005.

Advertising Cost - Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $22,000 and $76,000 for the fiscal years ended September 30, 2005 and 2004, respectively.

Comprehensive Income - Comprehensive income consists of other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from Net Income. For the Company, Comprehensive Income consists entirely of exchange losses which totaled $(39,000) and $(443,000) for the fiscal years ended September 2005 and 2004, respectively.

Financial Instruments - The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable and long-term payment obligations. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values based on their short-term nature. The recorded value of long-term payment obligations approximates its fair market value, as interest approximates market rates.

Reclassification of Prior Year Balances - The classification of certain items within the financial statements for the year ended December 31, 2004 have been changed to be consistent with the classifications adopted by the Company in 2005.

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

In May 2005, the FASB issued SAFS No 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior period's financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects of the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

4. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. In the past, it has extended credit to fixed line customers for fixed line charges. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of September 30, 2005 its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of September 30, 2005, three customers accounted for 26%, 15% and 13% of net accounts receivables.

5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expenses as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses included in the results of operation for the respective period.

The Company reviews the carrying value of property and Equipment for the impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognizes no impairment losses related to the realization of property and equipment during the fiscal years ended September 2005 and 2004.

Property and equipment, substantially all of which are located in Spain, at September 30, 2005 was comprised as follows:

          Computers and switching systems            $   2,157,000
          Furniture and fixtures                           170,000
          Transportation equipment                           5,000
                                                     -------------
          Total at cost                                  2,332,000
          Less: Accumulated depreciation
            and amortization                            (1,883,000)
                                                     -------------
          Net Property and Equipment                 $     449,000
                                                     =============

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

6. LOANS FROM RELATED PARTIES

As of September 30, 2005, the Company had short term loans totaling $1,045,000 from shareholders. These loans bear interest at 9% annual, are unsecured, and are due upon demand.

7. NOTE PAYABLE TO BANK

As of September 30, 2005, the Company had a $120,000 (100,000 Euro) loan from a bank. This loan bears interest at the rate of 4.25% and is due on November 14, 2005. This loan is secured by a bank guarantee issued by the Rabobank Netherlands in the name of a stockholder. The Company repaid this loan subsequent to its fiscal year end.

8. LONG-TERM DEBT

During November 2002, the Company entered into an agreement with Spanish taxing authorities to pay past due employment tax liabilities incurred during the period commencing in January of 2001 through April of 2002 totaling
(euro)412,356. Payment terms call for a sixty month payout with interest paid monthly at 4.24% per annum and principal payments ranging from (euro)3,436 per month in year one to (euro)10,309 per month in year five. As of September 30, 2005, $160,000 ((euro)133,000) of this debt is long-term.

Maturities on long term debt by year are as follows:

          Due within one year                         $    147,000

          Due in year two                                  151,000
          Due in year three                                  9,000
          Due in year four                                      --
          Due in five years                                     --
          Thereafter                                            --
                                                                --
                                                      ------------
          Total                                       $    307,000
                                                      ============

9. INCOME TAXES

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

                               ITS Europe                Teleconnect

          Year
          2010            (euro)       11,000        (euro)          --
          2011            (euro)       25,000        (euro)          --
          2012            (euro)       63,000        (euro)          --
          2013            (euro)       79,000        (euro)          --
          2014            (euro)      713,000        (euro)     129,000
          2015            (euro)    1,319,000        (euro)     638,000
          2016            (euro)      783,000        (euro)   2,770,000
          2017            (euro)      778,000        (euro)   6,240,000
          2018            (euro)      521,000        (euro)   2,019,000
          2019            (euro)           --        (euro)   1,522,000
                                   ----------                ----------
          Total           (euro)    4,292,000        (euro)  13,318,000
                                   ==========                ==========

At September 30, 2005, the Company had US net operating loss carryforwards of approximately $4,692,000 for federal income tax purposes.

The US carryforward expiration years and amounts are as follows:

          Year          Amount

          2022       $    195,000
          2023            547,000
          2024          2,138,000
          2025          1,812,000
                     ------------
                     $  4,692,000
                     ============

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

Deferred tax assets and liabilities are comprised of the following as of September 30, 2005 and 2004:

                                                      September 30,
                                                2005                  2004
          Deferred income tax assets:
            Tax effect of net operating
              loss carryforward                 1,877,000            1,152,000
          Valuation allowance                  (1,877,000)          (1,152,000)
                                           --------------       --------------
          Net deferred tax asset           $           --       $           --
                                           ==============       ==============

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

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the years ended September 30, 2004 and 2003 are as follows:


                                                      September 30,
                                                2005                  2004

          Net loss                         $    3,005,000       $    3,202,000
          Federal income tax rate                      34%                  34%
                                           --------------       --------------
          Expected benefit                      1,022,000            1,089,000
          Less tax effect of foreign
            losses not deductible                (406,000)            (362,000)
          Valuation allowance                    (725,000)            (855,000)
          State income tax benefits               109,000              128,000
                                           --------------       --------------
          Effective actual income tax      $           --       $           --
                                           ==============       ==============

10. OPERATING LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2007. Rent expense incurred in operating leases for the fiscal years ended September 30, 2004 and 2003 are $133,000 and $294,000 respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2005 for each of the next five years and in the aggregate are:

          Year ended September 30,                       Amount
          2005                                      $       92,000
          2006                                              66,000
          2007                                                  --
          2008                                                  --
          2009                                                  --
                                                    --------------
          Total minimum future rental payments      $      158,000
                                                    ==============

11. SALE OF FIXED LINE BUSINESS

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

12. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed suite against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. In August 2005, an agreement was reached whereby the company will pay 29,000 euros and issue 1,000,000 2-yr restricted shares once the shareholder had collaborated with some internal issues. As of September 30, 2005 the Company has paid 14,500 euros and accured $168,000 for this settlement.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of September 30, 2005, the Company has accrued $136,000 to cover the anticipated cost of settling several litigation matters.

13. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2005.

14. STOCK TRANSACTIONS

During the year ended September 30, 2005, the Company issued 31,600,917 shares of restricted common stock in exchange for debts and related interest totaling $2,298,000; 1,000,000 restricted shares for a loan fee in the amount of $100,000, 6,825,000 shares for professional fees totaling $751,000. During the year ended, the Company increased its authorized shares to 500,000,000. During the year ended September 30, 2005 the Company sold 9,325,000 shares of common stock for a total of $1,160,000. The Company repurchased and retired 102,626 shares of common stock for $15,000.

During the year ended September 30, 2004, the Company issued 28,038,002 shares of restricted common stock in exchange for debts totaling $1,970,000; 6,800,000 restricted shares for accrued interest in the amount of $582,000 on notes payable; and 2,180,000 shares of unrestricted common stock for professional services rendered at $665,000.

15. STOCK WARRANTS AND OPTIONS

During the year ended September 30, 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 1,250,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No options have been issued under this plan as of September 30, 2005

During the year ended September 30, 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the "Consultant Plan"), which reserves 1,000,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. During the fiscal years ended September 30, 2004 and 2003 the Company issued 2,180,000 and 150,000 shares respectively under the provision of this plan. On July 29, 2004, the Board of Directors and shareholders approved amending the existing plans to reserving up to 15,000,000 shares for the two plans, however, the amended plan has not yet been filed under Form S 8 with the Securities and Exchange Commission.

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

2004 Stock Option, SAR and Stock Bonus Plan

Effective July 29, 2004, the Company adopted and approved its 2004 Stock Option, SAR and Stock Bonus Plan which reserved 15,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2005 the following consultants to the company received the following awards against this 2004 Plan: FersaMar 130,000 shares, Produciones Monjos 130,000 shares, Cobrasky S. L. 65,000 shares, Jeffrey Goddard 600,000 shares, Fredrick
P. Lutz 50,000 shares, Kirk Haynes 2,000,000 shares, S.B.T. Entretenimiento 3,500,000 (restricted).

On February 1, 2004, the Company issued restricted stock options which have a term of five years at an exercise price of $0.25 per share covering 1,000,000 shares of restricted common stock. The stock can be exercised on or after January 1, 2005. Restricted stock on the date the option was granted was valued at $.10 per share based on other restricted stock transactions during the year.

The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended September 30, 2005, and 2004 related to its stock option plan under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings (loss) and net earnings (loss) per share would have increased to the pro forma amounts shown below for the years ending September 30, 2005 and 2004:

                                                                 2005                2004

Pro forma net (loss) applicable to common stockholders      $   (3,005,000)     $   (3,202,000)
Less: Total stock based compensation expense determined
under fair value based method for all awards, net of
related tax effect                                                     (--)           (395,000)
                                                            --------------      --------------
Pro forma net (loss) per common share                       $   (3,005,000)     $   (3,597,000)
                                                            ==============      ==============

                                                2005          2004

Earnings (loss) per share:
Basic - as reported                         $    (0.04)   $   (0.10)
Basic - pro forma                           $    (0.04)   $   (0.10)
Diluted - as reported                       $    (0.04)   $   (0.10)
Diluted - pro forma                         $    (0.04)   $   (0.11)

Information with respect to restricted stock options and warrants for restricted common stock outstanding are as follows:

                                                              2005
                                              ----------------------------------
                                                                     Average
                                                                     Exercise
                                                  Shares              Price
Outstanding at beginning of year                   4,755,790      $         1.40
Granted at market value
Exercised                                                 --                  --
Expired                                             (440,000)               2.00
                                              --------------      --------------
Outstanding at the end of year                     4,315,790      $         0.63
                                              ==============      ==============

                                                              2004
                                              ----------------------------------
                                                   Shares
                                                 (After the
                                              effect of the 1
                                               for 2 reverse          Average
                                               stock split on         Exercise
                                             December 29, 2003)        Price
Outstanding at beginning of year                   3,755,790      $         1.40
Granted at market value                            1,000,000                0.25
Exercised                                                 --                  --
Expired                                                   --                  --
                                              --------------      --------------
Outstanding at the end of year                     4,755,790      $         1.16
                                              ==============      ==============

                           OPTIONS AND WARRANTS OUTSTANDING                OPTIONS EXERCISABLE
                        Shares          Average         Average            Shares         Average
                     Outstanding       Remaining        Exercise       Outstanding        Exercise
                       9/30/05       Life (Years)        Price            9/30/05          Price
                    ------------     ------------     ------------     ------------     ------------
$0.20                    315,790              1.5     $       0.20          315,790     $       0.10

$0.50 - $2.50          3,000,000              2.2             1.45        3,000,000             1.45

$ .25                  1,000,000              3.5             0.25               --             0.25
                    ------------     ------------     ------------     ------------     ------------
                       4,315,790                      $       0.63        4,315,790     $       0.63
                    ============                      ============     ============     ============

                           OPTIONS AND WARRANTS OUTSTANDING                OPTIONS EXERCISABLE
                        Shares          Average         Average            Shares         Average
                     Outstanding       Remaining        Exercise       Outstanding        Exercise
                       9/30/04       Life (Years)        Price            9/30/04          Price
                    ------------     ------------     ------------     ------------     ------------
$0.20                    315,790              3.5     $       0.20          315,790     $       0.10

$2.00                    440,000              1.2             2.00          440,000             2.00

$0.50 - $2.50          3,000,000              3.2             1.45        3,000,000             1.45

$0.25                  1,000,000              4.5             0.25
                    ------------     ------------     ------------     ------------     ------------
                       4,755,790                      $       1.16        3,755,790     $       1.16
                    ============                      ============     ============     ============

16. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 78,748,850 and 37,271,857 in 2005 and 2004, respectively. The earnings per share amounts for the discontinued operations have been computed using these numbers of shares.

Diluted earnings per share was not disclosed as of September 30, 2005 and 2004 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 4,315,000 and 4,755,790 shares were outstanding at September 30, 2005 and 2004, respectively

17. SUBSEQUENT EVENTS

In November 2005, the Company repaid the $120,000 ((euro)100,000) bank loan.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  Teleconnect Inc.


Date: December 29, 2005           By: /s/ Gustavo Gomez
                                      Gustavo Gomez
                                      Director, Chief Executive Officer,
                                      President and Treasurer


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


Date: December 29, 2005           By: /s/ Gustavo Gomez
                                      Gustavo Gomez
                                      Director, Chief Executive Officer,
                                      President and Treasurer


                                  By: /s/ Herman de Haas
                                      Herman de Haas
                                      Director, Chief Financial Officer,
                                      Executive Vice President and
                                      principal accounting and financial officer

                           INDEX OF EXHIBITS ATTACHED

Exhibit             Description

10.                 Material Contracts:
      10.1 Management Agreement dated October 29, 2004, between the Company and Openvia S. L.
      10.2 Management Agreement dated October 29, 2004, between the Company and Shareworks Espana S. L.
      10.3 Management Agreement dated October 29, 2004, between the Company and Cobrasky S. L.
31.1                Certification of Gustavo Gomez
31.2                Certification of Herman de Haas
32.1                Certification of Gustavo Gomez and Herman de Haas