Form 10QSB
period 2005-12-31
ITS NETWORKS INC
filed 2006-02-13
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

                                      N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 115,639,197 shares at February 7, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TELECONNECT INC.


                                      INDEX

PART  I. FINANCIAL INFORMATION

Item  1. Financial Statements:

      Condensed Consolidated Balance Sheet as of December
      31, 2005 (Unaudited)                                                     3

      Condensed Consolidated Statements of Operations for
      the three months ended December 31, 2005 and
      2004(Unaudited)                                                          4

      Condensed Consolidated Statements of Cash Flows for
      the three months ended December 31, 2005 and 2004
      (Unaudited)                                                              5

      Notes to Condensed Consolidated Financial Statements                     7

Item  2. Management's Discussion and Analysis or Plan of
         Operations                                                           10

Item  3. Controls and Procedures                                              13

PART  II. OTHER INFORMATION

Item  1. Legal Proceedings                                                    14

Item  2. Unregistered Sales of Equity Securities                              14

Item  3. Defaults upon Senior Securities                                      14

Item  4. Submission of Matters to a Vote of Security Holders                  14

Item  5. Other Information                                                    14

Item  6. Exhibits on Form 8-K                                                 14

Signatures                                                                    15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                        $ 52,000
      Accounts receivable - trade, net of allowance
       for doubtful accounts of $1,070,000                              113,000
      Accounts receivable - other                                       106,000
      Inventory                                                           4,000
                                                                       --------
        Total current assets                                            275,000
                                                                       --------

     PROPERTY AND EQUIPMENT, NET                                        430,000
                                                                       --------
     OTHER ASSETS:
      Vendor deposits                                                   208,000
                                                                       --------
                                                                       $913,000
                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

      Accounts payable - trade                                     $  2,827,000
      Accrued liabilities                                               983,000
      Notes payable to bank                                             142,000
      Current portion of payment obligation to
       taxing authority                                                 170,000
      Loans from related parties                                      1,286,000
      Deferred income                                                 1,485,000
                                                                   ------------
        Total current liabilities                                     6,893,000
                                                                   ------------
     LONG-TERM DEBT
      Payment obligation to tax authority, net
       of current portion shown above                                   122,000
                                                                   ------------

     STOCKHOLDERS' (DEFICIT):
      Preferred stock; par value of $0.001,
       5,000,000 shares authorized, no shares outstanding                    --
      Common stock; par value of $0.001,
       500,000,000 shares authorized, 114,537,884
       shares outstanding                                               115,000
      Additional paid-in capital                                     16,471,000
      Accumulated (deficit)                                         (20,714,000)
      Effect of cumulative translation adjustment                    (1,974,000)
                                                                   ------------
        Total stockholders' (deficit)                                (6,102,000)
                                                                   ------------
                                                                   $    913,000
                                                                   ============


See accompanying summary of accounting policies and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)


                                                       Three  Months  Ended
                                                            December 31,
                                                            ------------
                                                        2005           2004
                                                        ----           ----
SALES                                            $   1,307,000    $   1,510,000

COST OF GOODS SOLD (exclusive of
 depreciation shown separately below)                  897,000          988,000
                                                 -------------    -------------

GROSS PROFIT                                           410,000          522,000
                                                 -------------    -------------
OPERATING EXPENSES:
 Selling, general and administrative expenses          396,000          821,000
 Depreciation                                           75,000           94,000
                                                 -------------    -------------
      Total operating expenses                         471,000          915,000
                                                 -------------    -------------

(LOSS) FROM OPERATIONS                                 (61,000)        (393,000)
                                                 -------------    -------------
OTHER INCOME (EXPENSES):
 Other Expenses                                        (35,000)              --
 Interest expense                                     (317,000)        (138,000)
                                                 -------------    -------------
(LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                       (413,000)        (531,000)

PROVISION FOR INCOME TAXES                                  --               --
                                                 -------------    -------------
NET (LOSS)                                       $    (413,000)   $    (531,000)
                                                 =============    =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE      $       (0.00)   $       (0.01)
                                                 =============    =============
BASIC AND DIULTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                     109,505,819       71,039,464
                                                 =============    =============

THE COMPONENTS OF COMPREHENSIVE LOSS:
 Net (loss)                                      $    (413,000)   $    (531,000)
 Foreign currency translation adjustment                79,000         (641,000)
                                                 -------------    -------------

COMPREHENSIVE (LOSS)                             $    (334,000)   $  (1,172,000)
                                                 =============    =============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Comprehensive (loss)                           $       (0.00)   $       (0.02)
                                                 =============    =============

See accompanying summary of accounting policies and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)

                                                 Three months ended December 31,
                                                 -------------------------------
                                                       2005          2004
                                                       ----          ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net  (loss)                                       $(413,000)     $(531,000)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
    Depreciation                                       75,000         94,000
    Non cash expenditures paid with stock             324,000        276,000
  Decrease (increase) in operating assets:
    Accounts receivable - trade                       138,000        (76,000)
    Accounts receivable - other                       (31,000)        (3,000)
    Inventory                                          30,000         (4,000)

    Vendor  and  other  deposits                        5,000         (9,000)
Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities          (49,000)       454,000
    Deferred income and deposits                     (418,000)       264,000
                                                    ---------      ---------
      Net  cash provided by (used  in)
        operating  activities                        (339,000)       465,000
                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (57,000)       (51,000)
                                                    ---------      ---------
      Net cash (used in) investing
        activities                                    (57,000)       (51,000)
                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from related parties                  292,000        492,000
  Loan proceeds from bank                             142,000             --
  Payment on tax agency obligation                    (15,000)      (104,000)
  Payment on loan from bank                          (120,000)            --
  Payment on loan from related parties                     --       (192,000)
                                                    ---------      ---------
      Net cash provided by financing
        activities                                    299,000        196,000
                                                    ---------      ---------
EFFECT OF EXCHANGE RATE                                79,000       (641,000)
                                                    ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS                                   (18,000)       (31,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                    70,000         93,000
                                                    ---------      ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                       $  52,000      $  62,000
                                                    =========      =========


See accompanying summary of accounting policies and notes to the financial statements.

                               ITS NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                        2005          2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for:

    Interest                                          $    566     $     --
                                                      ========     ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  TRANSACTIONS:

  Long-term debt converted to common stock            $     --     $500,000
Common stock issued for loan fees charged to
      interest on notes payable                       $299,000     $176,000
Common stock issued for services received             $ 25,000     $100,000


See accompanying summary of accounting policies and notes to financial statements.

                                TELECONNECT, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

1. THE COMPANY

Teleconnect Inc. (the "Company", "Teleconnect", we, us or our) was incorporated under the laws of the State of Florida on November 23, 1998. The Company is engaged in the telecommunication industry in Spain and offers telecommunications services for home and business use. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States ("GAAP") and rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements do not include all information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Results of the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

As shown in the accompanying financial statement, the Company incurred losses of ($413,000) and ($531,000) for the three months ended December 31, 2005 and 2004, respectively. In addition, the Company has incurred substantial losses since its inception. As of December 31, 2005, the Company had a working capital deficit of $(6,618,000) and a stockholders' deficit of $(6,102,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of December 31, 2005 its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of December 31, 2005, three customers accounted for 28.2%, 12.4% and 9.4% of net accounts receivables.

4. PROPERTY AND EQUIPMENT

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

The Company reviews the carrying value of property and equipment for impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognized no impairment losses related to the realization of property and equipment during the three months ended December 2005 and 2004.

Property and equipment, substantially all of which are located in Spain, at December 31, 2005 was comprised as follows:

          Computers and switching systems                 $ 2,107,000
          Furniture and fixtures                              173,000
          Transportation equipment                              5,000
                                                          -----------
          Total at cost                                     2,285,000
                                                          -----------

          Less: Accumulated depreciation
          and amortization                                 (1,855,000)
                                                          -----------
          Net Property and Equipment                      $   430,000
                                                          ===========


The useful lives of property and equipment for purposes of computing depreciation are as follows:

          Computers and switching systems                  5-7 years
          Furniture and fixtures                             7 years
          Transportation equipment                           4 years


All depreciation is computed on a straight line basis over their useful lives.

5. LOANS FROM RELATED PARTIES

As of December 31, 2005, the Company had short term loans totaling $1,337,000 from shareholders. These loans bear interest at 9% annually, are unsecured, and are due upon demand. During Novemeber and December 2005, the Company received a total of $292,000 in short-term financing from related parties. As additional consideration for making one of these loans, the Company issued 5,000,000 shares of its common stock valued at $350,000, of which $299,000 was charged to interest expense during the quarter ended December 31, 2005.

6. NOTE PAYABLE

As of December 31, 2005, the Company had a short-term bridge loan of $142,000 from a potential investor. This note is interest bearing at 4% per 60 days and due on demand.


7. LONG-TERM DEBT

During November 2002, the Company entered into an agreement with Spanish taxing authorities to pay past due employment tax liabilities incurred during the period commencing in January of 2001 through April of 2002 totaling
(euro)412,356. Payment terms call for a sixty month payout with interest paid monthly at 4.24% per annum and principal payments ranging from (euro)3,436 per month in year one to (euro)10,309 per month in year five. As of December 31, 2005, $122,000 ((euro)103,000) of this debt is long-term.

Maturities on long term debt by year are as follows:


          Due within one year                                 $170,000
          Due in year two                                      113,000
          Due in year three                                      9,000
          Due in year four                                          --
          Due in five years                                         --
          Thereafter                                                --
                                                              --------
          Total                                               $292,000
                                                              ========

8. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed suite against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. In August 2005, an agreement was reached whereby the Company will pay 29,000 euros and issue 1,000,000 two-year restricted shares once the shareholder had collaborated with some internal issues. As of December 31, 2005 the Company has paid $18,000 and accrued $167,000 for this settlement.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of December 31, 2005, the Company has accrued $123,000 to cover the anticipated cost of settling several litigation matters.

9. STOCK TRANSACTIONS

During the three months ended December 31, 2005, the Company issued 5,000,000 shares of restricted common stock for payment of interest from related party notes payable totaling $350,000.

During the three months ended December 31, 2005, the Company issued 300,000 shares of common stock for consulting services totaling $25,000.


10. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 109,505,819 and 71,039,464 in 2005 and 2004, respectively. The earnings per share amounts for the discontinued operations have been computed using these numbers of shares.

Diluted earnings per share was not disclosed as of December 31, 2005 and 2004 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 4,315,000 and 4,755,790 shares were outstanding at December 31, 2005 and 2004, respectively.

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

Significant Accounting Estimates and Policies

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2005.

CONSOLIDATION POLICIES - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,485,000 as of December 31, 2005.

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

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the December 31, 2005 exchange rate for assets and liabilities and at the historical exchange rate on stockholders' equity. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

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

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The statement is effective for the quarters beginning December 15, 2005.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions--An Amendment of FASB Statements No. 66 and 67. This Statement amends FAS-66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. FAS-152 also amends FAS-67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Implementation of this pronouncement has had no impact on the Company's financial position or results of operations.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

We incurred a $(413,000) net loss for the three months ended December 31, 2005 as compared to a net loss of $(531,000) during the comparable period in 2004, a decrease of $118,000 or 22.2%. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2005, decreased 13.4% to $1,307,000 from $1,510,000 for the quarter ended December 31, 2004. The decrease in sales is attributed to the lack of marketing due to the shortage of working capital.

COST OF GOODS SOLD

Cost of goods sold decreased 9.2 % to $ 897,000 during the three months ended December 31, 2005 from $988,000 during the same period in 2004. This decrease was due primarily to a 13.4% decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 51.8 % to $ 396,000 during the three months ended December 31, 2005 as compared to $821,000 for the comparable period in 2004. This decrease is due in part to the continued effort to reduce costs.

DEPRECIATION

Depreciation expense decreased 20.2 % to $ 75,000 during the three months ended December 31, 2005 as compared to $94,000 for the comparable period in 2004.

INTEREST EXPENSE

Interest expense increased 129% to $ 317,000 during the quarter ended December 31, 2005, as compared to $138,000 during the comparable period in 2004. This is due primarily to the expensing of a $299,000 loan fee paid in connection with a loan from a related party.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had negative working capital of approximately $(6,618,000), compared to negative working capital of $(8,446,000) at December 31, 2004.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of December 31, 2005.

     Contractual Obligations                          Payments Due by Period
     -----------------------                          ----------------------

                                                      Less Than     One to
                                           Total      One Year    Three Years
                                         --------     --------    -----------

     Long-term  Debt                     $292,000     $170,000     $122,000

     Operating  Leases                    147,000       92,000       55,000
                                         --------     --------     --------

     Total Contractual Cash
     Obligations                         $439,000     $262,000     $177,000
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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2005, the Company has accrued $123,000 for the settlement of pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

5,000,000 restricted shares were issued to Diepandael BV as compensation for facilitating a bridge loan to the Company in reliance upon Regulation S under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS ON FORM 8-K

(A) Reports on Form 8-K:   None

(B) Exhibits

31.1 Certification of Gustavo Gomez

31.2 Certification of Herman de Haas

32.1 Certification of Gustavo Gomez and Herman de Haas

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2006

                                TELECONNECT INC.



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