Form 10QSB
period 2006-03-31
Teleconnect Inc.
filed 2006-05-15
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 139,080,383 shares at May 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TELECONNECT INC.

                                      INDEX

PART  I. FINANCIAL INFORMATION

Item  1. Financial Statements:

      Condensed Consolidated Balance Sheet as of March
      31, 2006 (Unaudited)                                                     3

      Condensed Consolidated Statements of Operations for
      the Three  and Six Months ended March 31, 2006 and
      2005(Unaudited)                                                          4

      Condensed Consolidated Statements of Cash Flows for the Six months ended March 31, 2006 and 2005
      (Unaudited)                                                              5

      Notes to Condensed Consolidated Financial Statements                     7

Item  2. Management's Discussion and Analysis or Plan of
         Operations                                                           10

Item  3. Controls and Procedures                                              14

PART  II. OTHER INFORMATION

Item  1. Legal Proceedings                                                    15

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds          15

Item  3. Defaults upon Senior Securities                                      15

Item  4. Submission of Matters to a Vote of Security Holders                  15

Item  5. Other Information                                                    15

Item  6. Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                    $    200,000
 Accounts receivable - trade, net of allowance
  for doubtful accounts of $1,070,000                              292,000
 Accounts receivable - other                                       109,000
 Inventory                                                           2,000
                                                              ------------
   Total current assets                                            603,000
                                                              ------------

PROPERTY AND EQUIPMENT, NET                                        386,000
                                                              ------------
OTHER ASSETS:
 Vendor deposits                                                   213,000
                                                              ------------
                                                                $1,202,000
                                                              ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

 Accounts payable - trade                                     $  2,576,000
 Accrued liabilities                                             1,139,000
 Notes payable to bank                                             145,000
 Current portion of payment obligation to
  taxing authority                                                 178,000
 Loans from related parties                                      1,981,000
 Deferred income                                                 1,477,000
                                                              ------------
   Total current liabilities                                     7,496,000
                                                              ------------
LONG-TERM DEBT
 Payment obligation to tax authority, net
  of current portion shown above                                    88,000
                                                              ------------

STOCKHOLDERS' (DEFICIT):
 Preferred stock; par value of $0.001,
  5,000,000 shares authorized, no shares outstanding                    --
 Common stock; par value of $0.001,
  500,000,000 shares authorized, 136,536,571
  shares outstanding                                               136,000
 Additional paid-in capital                                     19,239,000
 Accumulated (deficit)                                         (23,620,000)
 Effect of cumulative translation adjustment                    (2,137,000)
                                                              ------------
   Total stockholders' (deficit)                                (6,382,000)
                                                              ------------
                                                              $  1,202,000
                                                              ============

   See accompanying summary of accounting policies and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For three months ended               For six months ended
                                                                         March 31,                            March 31,
                                                             --------------------------------      --------------------------------
                                                                  2006               2005               2006              2005
                                                             -------------      -------------      -------------      -------------
SALES                                                        $   1,039,000      $   1,371,000      $   2,346,000      $   2,881,000
COST OF GOODS SOLD (exclusive of
  depreciation shown separately below)                             629,000            917,000          1,526,000          1,905,000
                                                             -------------      -------------      -------------      -------------
GROSS  PROFIT                                                      410,000            454,000            820,000            976,000
                                                             -------------      -------------      -------------      -------------
OPERATING  EXPENSES:
  Selling, general and administrative expenses                   3,237,000          1,367,000          3,633,000          2,188,000
  Depreciation                                                      56,000             92,000            131,000            186,000
                                                             -------------      -------------      -------------      -------------

      Total  operating  expenses                                 3,293,000          1,459,000          3,764,000          2,374,000
                                                             -------------      -------------      -------------      -------------

(LOSS) FROM OPERATIONS                                          (2,883,000)        (1,005,000)        (2,944,000)        (1,398,000)
                                                             -------------      -------------      -------------      -------------
OTHER  INCOME  (EXPENSES):
  Other  expense                                                         0                 --            (35,000)                 --
  Interest  expense                                                (24,000)          (241,000)          (341,000)          (379,000)
                                                             -------------      -------------      -------------      -------------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME  TAXES                                          (2,907,000)        (1,246,000)        (3,320,000)        (1,777,000)

PROVISION  FOR  INCOME  TAXES                                           --                 --                 --                 --
                                                             -------------      -------------      -------------      -------------

NET (LOSS)                                                   $  (2,907,000)     $  (1,246,000)     $  (3,320,000)     $  (1,777,000)
                                                             =============      =============      =============      =============
BASIC AND DILUTIVE EARNINGS (LOSS)PER SHARE
  NET (LOSS)                                                 $       (0.02)     $       (0.01)     $       (0.03)     $       (0.02)
                                                             =============      =============      =============      =============
AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                              115,281,015         79,266,517        112,360,747         72,868,387
                                                             =============      =============      =============      =============

THE  COMPONENTS  OF  COMPREHENSIVE INCOME (LOSS):
  Net  (loss)                                                $  (2,907,000)     $  (1,246,000)     $  (3,320,000)     $  (1,777,000)
  Foreign currency translation adjustment                         (164,000)           307,000            (85,000)          (306,000)
                                                             -------------      -------------      -------------      -------------

COMPREHENSIVE IINCOME(LOSS)                                  $  (3,071,000)     $    (939,000)     $  (3,405,000)     $  (2,083,000)
                                                             =============      =============      =============      =============
BASIC  EARNINGS  (LOSS)  PER  SHARE
  Comprehensive (loss)                                       $       (0.03)     $       (0.01)     $       (0.03)     $       (0.03)
                                                             =============      =============      =============      =============

   See accompanying summary of accounting policies and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For six months ended March  31,
                                                    -------------------------------
                                                         2006           2005
                                                     -----------    -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                        $(3,320,000)   $(1,777,000)
  Adjustments  to  reconcile  net  (loss)  to
    net  cash  used  in  operating  activities:
      Depreciation                                       131,000        186,000
      Non cash expenditures paid with stock            3,113,000        886,000
    Decrease  (increase)  in  operating  assets:
      Accounts  receivable - trade                       (41,000)        59,000
      Accounts  receivable - other                       (34,000)            --
      Inventory                                           32,000             --
      Prepaid  expenses                                       --          7,000
      Vendor  and  other  deposits                            --          7,000
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued  liabilities         (140,000)       691,000
      Deferred  income  and deposits received           (427,000)       110,000
                                                     -----------    -----------
        Net  cash  provided  by  (used  in)
          operating  activities                         (686,000)       169,000
                                                     -----------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  property  and  equipment                 (69,000)       (83,000)
                                                     -----------    -----------
        Net  cash  (used  in)
          investing  activities                          (69,000)       (83,000)
                                                     -----------    -----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan  proceeds  from  related  parties               1,572,000        513,000
  Loan  proceeds  from  bank                             142,000        259,000
  Payment  on  tax  agency  obligation                   (41,000)      (151,000)
  Payment on loan from bank                             (120,000)      (248,000)
  Payment on loan from related parties                  (545,000)      (192,000)
                                                     -----------    -----------

        Net  cash  provided  by
          financing  activities                        1,008,000        181,000
                                                     -----------    -----------

EFFECT  OF EXCHANGE RATE                                (123,000)      (307,000)
                                                     -----------    -----------
NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                      130,000        (40,000)

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  PERIOD                                   70,000         93,000
                                                     -----------    -----------
CASH  AND  CASH  EQUIVALENTS,
  END  OF  PERIOD                                    $   200,000    $    53,000
                                                     ===========    ===========

   See accompanying summary of accounting policies and notes to the financial statements.

                               ITS NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For six months ended
                                                                      March  31,
                                                            ----------------------------
                                                                  2006           2005
                                                            --------------   -----------
         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash  paid  during  the  year  for:
           Interest                                         $         566    $     3,000
                                                            =============    ===========

         SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
           Long-term  debt  converted  to  common stock     $           -    $   500,000
                                                            =============    ===========
           Common stock issued for interest on
           notes payable                                    $     350,000    $   176,000
                                                            =============    ===========
        Common stock issued for services received           $   3,113,000    $   710,000
                                                            =============    ===========

     See accompanying summary of accounting policies and notes to financial statements.

                                TELECONNECT, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1. THE COMPANY


Teleconnect Inc. (the "Company", "Teleconnect", we, us or our) was incorporated under the laws of the State of Florida on November 23, 1998. The Company is engaged in the telecommunication industry in Spain and offers telecommunications services for home and business use. The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange commission and The Public Accounting Oversight Board. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented.

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

In February 2005, the Board of Directors and Shareholders approved changing the name of ITS Networks Inc. to Teleconnect Inc. in order to emphasize the nature or the strategic business plan which is to have the company be a holding company with international subsidiaries and affiliates in different countries with similar names, thus taking advantage of the brand recognition and customer loyalty. The Company will establish Teleconnect Spain as a subsidiary and will establish other Teleconnect subsidiaries in other European countries.

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

As shown in the accompanying financial statement, the Company incurred losses of ($3,320,000) and ($1,777,000) for the six months ended March 31, 2006 and 2005, respectively. In addition, the Company has incurred substantial losses since its inception. As of March 31, 2006, the Company had a working capital deficit of $(6,893,000) and a stockholders' deficit of $(6,382,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of March 31, 2006 its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of March 31, 2006, three customers accounted for 26.8%, 12.2% and 10.1% of net accounts receivables.

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


The Company reviews the carrying value of property and Equipment for the impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognizes no impairment losses related to the realization of property and equipment during the three months ended March 2006 and 2005.

Property and equipment, substantially all of which are located in Spain, at March 31, 2006 was comprised as follows:

       Computers and switching systems                              $ 2,161,000
       Furniture and fixtures                                           178,000
       Transportation equipment                                           5,000
                                                                    -----------
       Total at cost                                                  2,344,000

       Less: Accumulated depreciation
       and amortization                                              (1,958,000)
                                                                    -----------
       Net Property and Equipment                                   $   386,000
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

5. LOANS FROM RELATED PARTIES

As of March 31, 2006, the Company had short term loans totaling $1,981,000 from shareholders. Each of these loans bear interest at an agreed annual interest rate, are unsecured, and are due upon demand. During January to March 2006, the Company received two short-term loans totaling $271,400 (230,000 euro) in short-term financing from related parties. Interest expense of $341,000 was incurred on these notes during the six months ended March 31, 2006.

6. NOTE PAYABLE

As of March 31, 2006 the Company has a short-term bridge loan of $142,000 from a potential investor. This potential investor is requesting repayment.


7. LONG-TERM DEBT

During November 2002, the Company entered into an agreement with Spanish taxing authorities to pay past due employment tax liabilities incurred during the period commencing in January of 2001 through April of 2002 totaling 412,356 euro. Payment terms call for a sixty month payout with interest paid monthly at 4.24% per annum and principal payments ranging from 3,436 euro per month in year one to 10,309 euro per month in year five. As of March 31, 2006, $88,000 (75,000 euro) of this debt is long-term.

Maturities on long term debt by year are as follows:


           Due within one year                        $178,000
           Due in year two                              88,000
           Due in year three                                --
           Due in year four                                 --
           Due in five years                                --
           Thereafter                                       --
                                                      --------
           Total                                      $266,000
                                                      ========

8. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed suite against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. In August 2005, an agreement was reached whereby the Company will pay 29,000 euros and issue 1,000,000 two-year restricted shares once the shareholder had collaborated with some internal issues. As of March 31, 2006 the Company has paid 14,500 euros and accrued 14,500 euros for this settlement. The associated 1,000,000 shares have not yet been issued.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of March 31, 2006, the Company has accrued $96,000 to cover the anticipated cost of settling several litigation matters.

9. STOCK TRANSACTIONS

During the six months ended March 31, 2006, the Company issued 5,000,000 shares of restricted common stock for payment of interest from related party notes payable totaling $350,000.

During the six months ended March 31, 2006, the Company issued 3,300,000 shares of common stock for consulting services totaling $614,000.

During the six months ended March 31, 2006 the Company issued 9,000,000 Shares of Common Stock as a Purchase Price adjustment on previously acquired stock.

During the six months ended March 31, 2006 the Company issued 10,000,000 shares of common stock pursuant to the Company's 2006 Stock Option, SAR and Stock Bonus Plan for total compensation of $2,200,000.

10. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 112,360,747 and 72,868,387 in 2006 and 2005, respectively.

Diluted earnings per share was not disclosed as of March 31, 2006 and 2005 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 4,315,000 and 4,755,790 shares were outstanding at March 31, 2006 and 2005, respectively.

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

Significant Accounting Estimates and Policies

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2006.

CONSOLIDATION POLICIES - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,477,000 as of March 31, 2006.

INVENTORY - Inventory consists primarily of unused calling cards. Inventories are stated at the lower of cost determined on the first in first out method, or market, whichever is less.

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

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the March 31, 2006 exchange rate for assets and liabilities and at the historical exchange rate on stockholders' equity. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

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

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company adopted the provisions of FASB 123R effective January 1, 2006. Implementation of this policy had no impact on the Company's earnings.

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

SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions", SFAS No. 153 "Exchange of Nonmonetary Assets", SFAS No. 154 "Accounting for Changes and Error Corrections", SFAS No. 155 " Accounting For Certain Hybrid Financing Instruments", and SFAS No. 156 "Accounting for Servicing of Final Assets" were recently issued but have no current applicability to the Company and have no effect on the consolidated financial statements.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

We incurred a $(2,907,000) net loss for the three months ended March 31, 2006 as compared to a net loss of $(1,246,000) during the comparable period in 2005. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2006, decreased 24.2% to $1,039,000 from $1,371,000 for the quarter ended March 31, 2005. The decrease in sales is attributed to the lack of marketing due to the shortage of working capital as well as the application of a credit invoice to our main consumer for the exchange of old stock for new product.

COST OF GOODS SOLD

Cost of goods sold decreased 31.5 % to $ 629,000 during the three months ended March 31, 2006 from $917,000 during the same period in 2005. This decrease was due primarily to a 24.2% decrease in revenues. Our gross profit margin improved to 39% for this quarter ended March 31, 2006 from 33% for the similar quarter in 2005. This is an 18% improvement due primarily to the successful negotiation of more competitive rates from the carriers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 136.8% to $3,237,000 during the three months ended March 31, 2006 as compared to $1,367,000 for the comparable period in 2005. Most of this increase is due to the stock issued from the Stock Bonus Plan to employees and consultants for services.

DEPRECIATION

Depreciation expense decreased 37.5 % to $56,000 during the three months ended March 31, 2006 as compared to $92,000 for the comparable period in 2005 due to the fact that a substantial amount of equipment became fully depreciated during 2005.

INTEREST EXPENSE

Interest expense decreased 90.1 % to $24,000 during the quarter ended March 31, 2006, as compared to $241,000 during the comparable period in 2005. This decrease is due to a substantial reduction in interest bearing loans.


COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

We incurred a $(3,320,000) net loss for the three months ended March 31, 2006 as compared to a net loss of $(1,777,000) during the comparable period in 2005. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2006, decreased 18.6% to $2,346,000 from $2,881,000 for the same period in 2005. The decrease in sales is attributed to the lack of marketing due to the shortage of working capital as well as the application of a credit invoice to our main consumer for the exchange of old stock for new product.

COST OF GOODS SOLD

Cost of goods sold decreased 19.9 % to $1,526,000 during the six months ended March 31, 2006 from $1,905,000 during the same period in 2005. Our gross profit margin improved to 35% for the 6 month period ending March 31, 2006 from 33% for the similar period in 2005. This a 6% year to date improvement due to more competitive rates from carriers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 66.0 % to $3,633,000 during the six months ended March 31, 2006 as compared to $2,188,000 for the comparable period in 2005. Most of this increase is due to the stock issued from the Stock Bonus Plan to employees and consultants for services.

DEPRECIATION

Depreciation expense decreased 29.6 % to $131,000 during the six months ended March 31, 2006 as compared to $186,000 for the comparable period in 2005 due to the fact that a substantial amount of equipment became fully depreciated during 2005.

INTEREST EXPENSE

Interest expense decreased 10.0 % to $341,000 during the six months ended March 31, 2006, as compared to $379,000 during the comparable period in 2005. This decrease is due to a substantial reduction in interest bearing loans.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had negative working capital of approximately $(6,893,000), compared to negative working capital of $(8,446,000) at March 31, 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of March 31, 2006.



Contractual Obligations                      Payments Due by Period
-----------------------                      ----------------------

                                             Less Than       One to
                                  Total       One Year     Three Years
                                --------      --------      --------
 Long-term  Debt                $266,000      $178,000      $ 88,000
 Note Payable                    145,000       145,000            --
 Operating  Leases               147,000        92,000        55,000
                                --------      --------      --------

 Total Contractual Cash
 Obligations                    $558,000      $415,000      $143,000
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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of March 31, 2006, the Company has accrued 96,000 Euros for the settlement of pending litigation.

ITEM 2. Unregistered Sales of Equity Securities

Subsequent to March 31, 2006, 23,600,000 restricted shares of common stock of the Company were issued to Gerris Holding Nederland BV as partial compensation for facilitating a funding to the Company in reliance upon Regulation 5 under the Securities Act 0f 1933. Geeris Holding Nederland BV is owned by Leonardus Geeris, a director of the company and its controlling stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K:

The Company filed a Form 8-K current report (Item 1.02 and Item 9.01) on February 27, 2006, to reflect the resignation of Mr. Herman de Haas as a director and an officer of the Company, and to reflect the termination of his Management Agreement.

(b) Exhibits

31.1 Certification of Gustavo Gomez

32.1 Certification of Gustavo Gomez

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2006

                                TELECONNECT INC.


By:  /s/ Gustavo Gomez
   -----------------------
     Gustavo Gomez, Director,
     Chief Executive Officer,
     President, Chief Financial and Accounting
     Officer and Treasurer

                                INDEX TO EXHIBITS

Exhibit


No.     Description

31.1    Certification of Gustavo Gomez

32.1    Certification of Gustavo Gomez