Form 10QSB
period 2006-06-30
Teleconnect Inc.
filed 2006-08-14
CIK 1101688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________to _________

      Commission file number         0-24857

                                TELECONNECT INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                          52-2137517
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         Parque Tecnologico de Andalucia, Edif. Estepona Business Park 2
        C/ Severo Ochoa, No. 16-20, 1a, Campanillas, Malaga 28590, Spain
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011-34-95-202-9400
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2006: 169,680,383 shares

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TELECONNECT INC.

                                      INDEX

PART  I.  FINANCIAL INFORMATION

Item  1.  Financial Statements:

     Condensed Consolidated Balance Sheet as of                              3
        June 30, 2006 (Unaudited)

     Condensed Consolidated Statements of Operations                         4
        for the Three and Nine Months Ended June 30, 2006 and 2005 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                         5
        for the Nine Months Ended June 30, 2006 and
        2005 (Unaudited)

     Notes to Condensed Consolidated Financial Statements                    6

Item  2.  Management's Discussion and Analysis or Plan of Operations        10

Item  3.  Controls and Procedures                                           14

PART  II. OTHER INFORMATION

Item  1.  Legal Proceedings                                                 15

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

Item  3.  Defaults upon Senior Securities                                   15

Item  4.  Submission of Matters to a Vote of Security  Holders              15

Item  5.  Other Information                                                 15

Item  6.  Exhibits                                                          16

Signatures                                                                  16

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     99,000
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $1,070,000                                 420,000
  Accounts receivable - other                                             6,000
  Inventory                                                               9,000
  Prepaid Expenses                                                       22,000
                                                                   ------------
      Total current assets                                              556,000
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                             332,000
                                                                   ------------
OTHER ASSETS:
  Vendor deposits                                                       224,000
                                                                   ------------
                                                                   $  1,112,000
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - trade                                         $  2,597,000
  Accrued liabilities                                                 1,190,000
  Notes payable                                                         153,000
  Obligation to taxing authority                                        196,000
  Loans from related parties                                          1,085,000
  Deferred income                                                     1,635,000
                                                                   ------------

      Total current liabilities                                       6,856,000
                                                                   ------------
STOCKHOLDERS' DEFICIT:
  Preferred stock; par value of $0.001,
    5,000,000 shares authorized, no shares outstanding                       --
  Common stock; par value of $0.001,
    200,000,000 shares authorized, 179,680,383
    shares outstanding                                                  180,000
  Additional paid-in capital                                         20,437,000
  Accumulated (deficit)                                             (23,847,000)
  Effect of cumulative translation adjustment                        (2,514,000)
                                                                   ------------

      Total  stockholders'  (deficit)                                (5,744,000)
                                                                   ------------
                                                                   $  1,112,000
                                                                   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For three months ended             For nine months ended
                                                             June 30,                          June 30,
                                                  ------------------------------    ------------------------------
                                                      2006             2005              2006            2005
                                                  -------------    -------------    -------------    -------------
SALES                                             $   1,236,000    $   1,178,000    $   3,582,000    $   4,059,000
COST OF GOODS SOLD (exclusive of
  depreciation shown separately below)                  790,000          768,000        2,316,000        2,673,000
                                                  -------------    -------------    -------------    -------------
GROSS  PROFIT                                           446,000          410,000        1,266,000        1,386,000
                                                  -------------    -------------    -------------    -------------

OPERATING EXPENSES:
  Selling, general and administrative expenses          593,000          675,000        4,568,000        2,863,000
  Depreciation                                           58,000           88,000          189,000          274,000
                                                  -------------    -------------    -------------    -------------

      Total operating expenses                          651,000          763,000        4,757,000        3,137,000
                                                  -------------    -------------    -------------    -------------

(LOSS) FROM OPERATIONS                                 (205,000)        (353,000)      (3,491,000)      (1,751,000)
                                                  -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES):
  Other Expenses                                        (20,000)              --          287.000               --
  Interest  expense                                      (2,000)         (26,000)        (343,000)        (405,000)
                                                  -------------    -------------    -------------    -------------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  (227,000)        (379,000)      (3,547,000)      (2,156,000)

PROVISION FOR INCOME TAXES                                   --               --               --               --
                                                  -------------    -------------    -------------    -------------
DISCONTINUED OPERATIONS:
   Income on disposal of fixed line division                 --               --               --            4,000
                                                  -------------    -------------    -------------    -------------

NET (LOSS)                                        $    (227,000)   $    (379,000)   $  (3,547,000)   $  (2,152,000)
                                                  =============    =============    =============    =============

BASIC AND DILUTED EARNINGS  (LOSS)  PER  SHARE:
  Net (Loss)                                      $       (0.01)   $       (0.01)   $       (0.03)   $       (0.03)
                                                  =============    =============    =============    =============

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                     179,486,022       82,285,406      137,091,553       77,551,975
                                                  =============    =============    =============    =============

THE COMPONENTS OF COMPREHENSIVE LOSS:
  Net (loss)                                      $    (227,000)   $    (379,000)   $  (3,547,000)   $  (2,152,000)
  Foreign currency translation adjustment              (376,000)         412,000         (461,000)         106,000
                                                  -------------    -------------    -------------    -------------

COMPREHENSIVE INCOME (LOSS)                       $    (603,000)   $      33,000    $  (4,008,000)   $  (2,046,000)
                                                  =============    =============    =============    =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Comprehensive (Loss)                            $       (0.01)   $       (0.00)   $       (0.03)   $       (0.03)
                                                  =============    =============    =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  For nine months ended June 30,
                                                    --------------------------
                                                       2006          2005
                                                    -----------   -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net (loss)                                        $(3,547,000)  $(2,152,000)
  Adjustments to reconcile net (loss) to
    net cash used in operating  activities:
      Depreciation                                      189,000       274,000
            Non cash expenditures paid with stock     3,113,000     1,027,000
    Decrease (increase) in operating assets:
      Accounts receivable - trade                      (169,000)       92,000
      Accounts receivable - other                        69,000       (43,000)
      Inventory                                          25,000         4,000
      Prepaid expenses                                  (22,000)        9,000
      Vendor and other deposits                         (11,000)        7,000
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities          (71,000)     (150,000)
      Deferred income and deposits received            (268,000)      (78,000)
                                                    -----------   -----------
        Net cash provided by (used in)
          operating activities                         (692,000)   (1,010,000)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (72,000)      (85,000)
                                                    -----------   -----------
        Net cash (used in)
          investing activities                          (72,000)      (85,000)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from related parties                    707,000       826,000
  Loan proceeds from bank                               153,000       259,000
  Payment on tax agency obligation                     (111,000)      (56,000)
  Payment on loan from bank                            (120,000)     (265,000)
  Payment on loan from related parties                 (617,000)     (504,000)
  Proceeds from sale of common stock                  1,242,000     1,160,000
                                                    -----------   -----------
        Net cash provided by
          financing activities                        1,254,000     1,420,000
                                                    -----------   -----------
EFFECT OF EXCHANGE RATE                                (461,000)      106,000
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       29,000       431,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    70,000        93,000
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                     $    99,000   $   524,000
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                         $       566   $     3,000
                                                    ===========   ===========
   Income taxes                                     $        --   $        --
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Long-term debt converted to common stock         $        --   $   637,000
                                                    ===========   ===========
   Common stock issued for interest on
   notes payable                                    $ 1,796,000   $    40,000
                                                    ===========   ===========
   Common stock issued for services received        $ 2,814,000   $   851,000
                                                    ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TELECONNECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

The Company's revenues are subject to seasonal variations due to fluctuations in tourist use of calling cards. The results for the nine months ended June 30, 2006 may not be indicative of results for the fiscal year ending September 30, 2006.

The Company has developed a new rechargeable prepaid telephone calling card. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible.

In February 2005, the Board of Directors and shareholders of the Company approved changing the name of ITS Networks Inc to Teleconnect Inc. in order to emphasize the nature or the strategic business plan which is to have the Company be a holding company with international subsidiaries and affiliates in different countries with similar names, thus taking advantage of the brand recognition and customer loyalty. The Company will establish Teleconnect Spain as a subsidiary and will establish other Teleconnect subsidiaries in other European countries.

On March  29,  2006,  the  Company  established  a new  subsidiary,  Teleconnect
Telecom, SL Unipersonal(Telecom) to market its prepaid calling cards in Latin America. The Company invested 3,000 EURO to establish Telecom.

The consolidated financial statements include the accounts of ITS Europe, Telecom, and the Company. The Company is a provider of various telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred losses of ($3,547,000) and ($2,152,000) for the nine months ended June 30, 2006 and 2005, respectively. In addition, the Company has incurred substantial losses since its inception. As of June 30, 2006, the Company had a working capital deficit of $(6,300,000) and a stockholders' deficit of $(5,744,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

3. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of June 30, 2006 its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

For the nine months ended June 30, 2006, three customers accounted for 27.1%, 11.8% and 8.4% of sales.

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

The Company reviews the carrying value of property and equipment for the impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognized no impairment losses related to the realization of property and equipment during the nine months ended June 30, 2006 and 2005.

Property and equipment, substantially all of which are located in Spain, at June 30, 2006, were comprised as follows:

        Computers and switching systems                             $ 2,257,000
        Furniture and fixtures                                          172,000
        Transportation equipment                                          5,000
                                                                    -----------
        Total at cost                                                 2,434,000

        Less: Accumulated depreciation
        and amortization                                             (2,102,000)
                                                                    -----------
        Net Property and Equipment                                  $   332,000
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

5. LOANS FROM RELATED PARTIES

As of June 30, 2006, the Company had short-term loans totaling $1,085,000 from shareholders. These loans bear interest at 9% annually, are unsecured, and are due upon demand. During April to June 2006, the Company received one short-term loan totaling $190,700 ((euro)150,000) in short-term financing from related parties.

During March 2006, the Company agreed to pay loans to an individual totaling $845,923 (665,400 EUROS) in 12 monthly installments of 55,450.06 EUROS through February 2007. As stated in the agreement, the loans are no longer bearing interest at 9%.

6. NOTE PAYABLE

As of June 30, 2006 the Company has a short-term bridge loan of $152,000 from a potential investor. This note is interest bearing at 4% per 60 days and is due on demand.

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

As of June 30, 2006, the Company was substantially delinquent in reporting and payment of various employment and VAT taxes due to the Spanish Taxing Authorities. The failure to make timely payments on current taxes payable is a breach of the agreement regarding payment of prior taxes. Therefore, the total balance has been classified as current. As of June 30, 2006, the Company owed $580,562 ((euro)456,668)in various taxes of which $335,918 was past due.

8. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and (euro)246,624 in damage due to the failure to issue these shares on a timely basis. In August 2005, an agreement was reached whereby the Company will pay (euro)29,000 and issue 1,000,000 two-year restricted shares once the shareholder had collaborated with some internal issues. As of June 30, 2006 the Company has paid (euro)14,500 and accrued (euro)96,000 for this settlement The associated 1,000,000 shares have not yet been issued.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of June 30, 2006, the Company has accrued $99,000 to cover the anticipated cost of settling several litigation matters.

9. STOCK TRANSACTIONS

During the nine months ended June 30, 2006, the Company issued 5,000,000 shares of restricted common stock for payment of interest from related party notes payable totaling $350,000.

During the nine months ended June 30, 2006, the Company issued 3,300,000 shares of common stock for consulting services totaling $614,000.

During the nine months ended June 30, 2006 the Company issued 52,200,000 shares of common stock for a capital contribution of $1,446,000.

During the nine months ended June 30, 2006 the Company authorized 10,000,000 shares of common stock pursuant to the Company's 2006 Stock Option, SAR and Stock Bonus Plan for total compensation of $2,200,000.

During the year ended September 30, 2005, accrued interest totaling $194,966 was credited to additional paid-in capital $194,966 in connection with the conversion of certain debt to equity. Subsequently, the Company agreed to pay this interest and was reclassified out of additional paid-in capital into accrued interest as of June 30, 2006.

10. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The number of shares used in the computations were 137,091,553 and 77,551,975 in 2006 and 2005, respectively.

Diluted earnings per share were not disclosed as of June 30, 2006 and 2005 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 4,315,000 and 4,755,790 shares were outstanding at June 30, 2006 and 2005, respectively.

11. DEBT CANCELLATION

During the nine months ended June 30, 2006, the Company wrote off accounts payable totaling $328,300, which had exceeded the statute of limitations in Spain for collection enforcement. This balance is reflected in other income. No accounts payable were charged during the comparable period in 2005.

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

Significant Accounting Estimates and Policies

Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of June 30, 2006, the Company has negative working capital of $(6,300,000) and a deficit net worth of $5,744,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2006.

CONSOLIDATION POLICIES - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,635,000 as of June 30, 2006.

INVENTORY - Inventory consists primarily of unused calling cards. Inventories are stated at the lower of cost determined on the first in first out method, or market, whichever is less.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred.

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

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the June 30, 2006 exchange rate for assets and liabilities and at the historical exchange rate on stockholders' equity. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS - SFAS 151, SFAS 152, SFAS 153 and SFAS 154 SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued. SFAS No. 123(R), 151, 152, and 153 have no current applicability to the Company and have no effect on the consolidated financial statements.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

We incurred a $(227,000) net loss for the three months ended June 30, 2006 as compared to a net loss of $(379,000) during the comparable period in 2005. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2006 increased 4.9% to $1,236,000 from $1,178,000 for the quarter ended June 30, 2005.

COST OF GOODS SOLD

Cost of goods sold increased 2.9% to $790,000 during the three months ended June 30, 2006 from $768,000 during the same period in 2005. The increase in cost of goods sold is attributable primarily to the higher sales volume but also to a higher profit margin on cards sold due to further negotiations with carriers. Cost of good sold as a percentage of sales for the three month period ended June 30, 2006 decreased 1.3% from 63.9% to 65.2%.

GROSS PROFIT

Gross Profit for the three months ended June 30, 2006 increased 8.8% to $446,000 from $410,000 during the same period in 2005. This is due to renegotiation with alternative carriers' minute prices in termination and more pro-active in carrier-usage. Gross profit as a percentage of sales for the three month period ended June 30, 2006 increased 1.3% from 34.8% (2005) to 36.1% (2006).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 12.1% to $593,000 during the three months ended June 30, 2006 as compared to $675,000 for the comparable period in 2005. The decrease is due primarily to additional cost cutting measures including the reduction of employees.

DEPRECIATION

Depreciation expense decreased 34.1% to $58,000 during the three months ended June 30, 2006 as compared to $88,000 for the comparable period in 2005.

INTEREST EXPENSE

The Company incurred interest expense of $2,000 during the three months ended June 30, 2006 as compared to $26,000 during the comparable period in 2005.
Interest expense decreased due to notes payable to related parties being non-interest bearing notes.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

We incurred a $(3,547,000) net loss for the nine months ended June 30, 2006 as compared to a net loss of $(2,152,000) during the comparable period in 2005. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2006 decreased 11.8% to $3,582,000 from $4,059,000 for the nine months ended June 30, 2005. This decrease is primarily due to a revenue adjustment made in the quarter ended March 31, 2006 as a result of applying a credit against old pre-paid stock for new product given to a major customer.

COST OF GOODS SOLD

Cost of goods sold decreased 13.4% to $2,316,000 during the nine months ended June, 2006 from $2,673,000 during the same period in 2005. The decrease in cost of goods sold is attributable primarily to the lower sales volume but also to a higher profit margin on cards sold due to further negotiations with carriers. Cost of good sold as a percentage of sales for the nine month period ended June 30, 2006 decreased 1.2% from 65.9% to 64.7%.

GROSS PROFIT

Gross Profit for the nine months ended June 30, 2006 decreased 8.7% to $1,266,000 from $1,386,000 during the same period in 2005. Gross profit as a percentage of sales for the nine month period ended June 30, 2006 increased 1.2% from 34.1% in 2005 to 35.3% in 2006. This is due to the switch in its carrier providing access, renegotiating with alternative carriers' minute prices in termination and more pro-active in carrier-usage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 59.5% to $4,568,000 during the nine months ended June 30, 2006 as compared to $2,863,000 for the comparable period in 2005. Of this increase, $2,200,000 is due to the Common Stock issued from the 2006 Stock Bonus Plan to employees for past services. If the stock bonuses to employees are not considered, the selling, general and administrative expense would be $2,368,000 during the nine months ended June 30, 2006 thus realizing a reduction of 17.3% ($495,000) on the figure of $2,863,000 for the comparable period in 2005. This reduction is a result of management's continued focus on cost reductions.

DEPRECIATION

Depreciation expense decreased 31.0% to $189,000 during the nine months ended June 30, 2006 as compared to $274,000 for the comparable period in 2005.

INTEREST EXPENSE

The Company incurred interest expense of $343,000 during the nine months ended June 30, 2006 as compared to $405,000 during the comparable period in 2005. The decrease is due to the repayment of some stockholder loans.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company has negative working capital of $(6,300,000) and a deficit net worth of $5,744,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurances.

During the 2005 fiscal year and into 2006, the Company's management focused on improving margins on its prepaid business by reducing operating costs and reducing outstanding debt. As a result, it has decreased its debt and looked for additional debt/equity funding. Its telephone services have been redefined as a part of a new marketing mix and certain services relaunched with a raw image and brand name associated with the prepaid telephone card business of Teleconnect. The Company has constantly focused on reducing its operating costs to a minimum and is still taking measures which will further reduce its monthly expenses. The Company's objective is to have a monthly breakeven situation before year-end.

The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholder loans, the exchange of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

The Company intends to sell its Common Stock and/or borrow additional funds from investors to invest in the launch of new services, pay debts and for general working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debts of Teleconnect.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of June 30, 2006.

Contractual  Obligations                   Payments Due by Period
------------------------                   -----------------------
                                           Less Than     One To
                                 Total      One Year   Three Years   Thereafter
                              -------------------------------------------------
Payment obligation
  To tax authority            $  196,000   $  196,000   $       --   $       --
Related Party Notes Payable    1,085,000    1,085,000           --           --
Notes payable                    153,000      153,000           --           --
Operating  Leases                658,000      107,000      407,000      144,000
                              ----------   ----------   ----------   ----------
Total  Contractual  Cash
Obligations                   $2,092,000   $1,541,000   $  407,000   $  144,000
                              ==========   ==========   ==========   ==========

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and (euro)246,624 in damage due to the failure to issue these shares on a timely basis. In August 2005, an agreement was reached whereby the Company will pay (euro)29,000 and issue 1,000,000 two-year restricted shares once the shareholder had collaborated with some internal issues. As of June 30, 2006, the Company has paid (euro)14,500 and accrued (euro)96,000 for this settlement. The associated 1,000,000 shares has not yet been issued.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of June 30, 2006, the Company has accrued $99,000 to cover the anticipated cost of settling several litigation matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2006, the Company issued 5,000,000 shares of restricted common stock to Geeris Holding Nederland BV for payment of $350,000 in interest on notes.

During the nine months ended June 30, 2006, the Company issued a total of 3,300,000 shares of restricted common stock for consulting services. (2,000,000 shares to E. Lanting Beheer BV; 1,000,000 shares to Kirk Hayes; and 300,000 to Jeffrey Goddard.)

During the nine months ended June 30, 2006, the Company issued 52,200,000 shares of restricted common stock for a capital contribution of $1,446,000 (U.S.) to Geeris Holding Nederland BV.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

NONE

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of Gustavo Gomez

31.2 Certification of Alfonso de Borbon

32   Certification of Gustavo Gomez and Alfonso de Borbon

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11,  2006

Teleconnect  Inc.

By: /s/ Gustavo Gomez                    By: /s/ Alfonso de Borbon
    -----------------------                  ---------------------------
    Gustavo Gomez, Director,                 Alfonso de Borbon,
    Chief Executive Officer,                 Director, Executive Vice
    President, Chief Financial               President and Chief Operating
    Officer and Treasurer                    Officer

                                INDEX TO EXHIBITS

Exhibit No.            Description

31.1          Certification of Gustavo Gomez

31.2          Certification of Alfonso de Borbon

32            Certification of Gustavo Gomez and Alfonso de Borbon