Form 10KSB
period 2006-09-30
Teleconnect Inc.
filed 2006-12-27
CIK 1101688

United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

for the fiscal year ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission File Number: 0-30611

                                Teleconnect Inc.
                                ----------------
                 (Name of small business issuer in its charter)

           Florida                                       52-2137517
           -------                                       ----------
(State or other jurisdiction of              (I.R.S. Employer Identification No.
incorporation or organization)

                   Centro Comercial Camojan Corner, 1(a) plta
                      Camino de Camojan, Urb. Sierra Blanca
                             29603 Marbella - Malaga

                    ________________________________________
                    (Address of principal executive offices)

Issuer's telephone number, including area code: 011-34-95-202-9400
                                                ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes | | No |X|

State issuer's revenues for its most recent fiscal year: $4,657,000

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of September 30, 2006: common stock, $.001 par value: $1,806,804

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No _____

The number of shares of the registrant's common stock outstanding as of December 15, 2006: 180,680,383 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes No |X|

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               4
Item 2.  Description of Property                                              17
Item 3.  Legal Proceedings                                                    17
Item 4.  Submission of Matters to a Vote of Security Holders                  17

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters             18
Item 6.  Management's Discussion and Analysis or Plan of Operations           19
Item 7.  Financial Statements                                                 23
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 23
Item 8.A Controls and Procedures
Item 8.B Other Information

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons and
            Corporate Governance;                                             24
            Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation                                               24
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      27
Item 12. Certain Relationships and Related Transactions and Director
         Independence                                                         28
Item 13. Exhibits                                                             29
Item 14. Principal Accountant Fees and Services                               29
Signatures                                                                    30
Exhibit Index                                                                 31

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

During the 2005 and 2006 fiscal years, the Company continued to take measures to reduce its monthly expenses. The Company's objective is to have a monthly breakeven situation during fiscal 2007.

In parallel to the cost reductions, the Company has developed a new pre-paid telephone card with a magnetic strip. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible including the introduction of a mobile plug for calling from mobiles through the Teleconnect network as well as Multimedia On-line, Real Time Kiosks to increase the distribution of cards.

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

In order to offer telecommunications services in Spain, a company must apply for the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. ITS Europe S.L. (wholly owned by Teleconnect Inc.) possesses an "A" type authorization to resell telecommunications services and as such cannot build its own infrastructure. Hence, ITS Europe is a reseller of telecommunications products and services. ITS Europe can also act as a VISP (virtual ISP) reselling Internet Access from actual Internet service providers. Teleconnect does have a Carrier A-license and as such can build out its own infrastructure.

Long distance services in Spain have become very competitive since 1999 and as such prices have been reduced considerably. Teleconnect focuses primarily on offering inexpensive international calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service during fiscal 2006, Teleconnect reached agreements mainly with, BT Spain, Jazztel, Primus, Worldcom and other major carriers.

Products and Services

The Company is presently providing prepaid only voice telephone services to its customers through prepaid calling cards, as well as, prepaid residential and small business accounts. It also has a prepaid long distance service which can be accessed from any mobile phone. The Company intends to enter other European markets with its pre-paid telephone services.

The Company offers various types of calling cards to its customers. Prepaid calling cards are used primarily by tourists, students, and immigrants. They are purchased from a variety of local merchants, kiosks, etc. These are cost effective and can be used from hotels, pay phones, public and/or any private telephone.

The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their "code" or "PIN". The code is then confirmed and the user dials the number. The calling cards typically have sixty days after first activation expiration date. Teleconnect sold approximately 645,000 calling cards during its fiscal year ended September 30, 2005, and sold 471,500 cards during its fiscal year ended September 30, 2006.

For those clients who have a fixed line and/or a mobile provided by a telecom operator in Spain, the Company offers a pre-paid residential account with which they can save money on their international calls. These customers are typically foreigners living in Spain or having a second home in Spain, as well as small and medium enterprises with international contacts. During the 2004 fiscal year, the Company offered prepaid and postpaid accounts. The prepaid accounts are based on credit card payments. During fiscal 2004, Teleconnect eliminated all postpaid accounts, which were based on a monthly billing cycle and automatic collection system, and thereby, reducing bad debt expense considerably. These actions helped improve the results for the fiscal 2005 year end. During fiscal 2006, continued negotiations with carriers have helped to reduce cost of goods sold and thus provided for an improvement of results.

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

Marketing

The marketing strategy of the residential services of the Company (Teleconnect) was focused during fiscal 2006 on foreigners in Spain. These foreigners are primarily located on the costal areas of Spain, including the islands.

In the case of our pre-paid calling cards, the cards are distributed throughout Spain via distribution channels with thousands of vending points as well as via large accounts (retail chains).

Teleconnect is not in a position, due to its size and limited financial resources, to compete against the major carriers for corporate clients in the big cities. Teleconnect requires additional external financing in order to carry out its marketing plans, to increase its capacity with carriers, and to expand to other countries in Europe. During the fiscal years 2005 and 2006, Teleconnect did virtually no marketing due to its lack of financial resources.

Industry Participants and Competition

The growth of the telecommunications industry from 1997 to 2005 attracted many new entrants as well as existing businesses from different industries to enter the telecommunications business. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. Our present primary competitor is Telefonica S.A. Other significant competitors include France Telecom (UNI2), Jazztel, Citycall and Communitel.

Some participants specialize in specific segments of the market, such as access and/or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services.

In order to become more competitive in the market, Teleconnect will have to invest in setting up additional switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs). The Company will require additional funding in order to be able to do so. During fiscal 2006, Teleconnect reduced its transmission costs with other carriers by over 20%. The actual cost of sales went down by only 6.8% while sales went down by 5.5%. As such, the savings resulting from the reduction in carrier costs were passed on to customers in order to keep the products and services competitive.

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

Employees

As of September 30, 2006, the Company and its subsidiaries had 22 full-time employees, of which 1 was engaged in general management, 11 in operations, 5 in marketing and sales, 3 in accounting and finance, 1 in human resources and office management, and 1 in business development including marketing. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

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

Risk Factors

We May Not Achieve or Sustain Profitability in the Future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2006, we had an accumulated deficit of $(24,192,000) and had a stockholders' deficit of $(5,802,000). For the years ended September 30, 2006, and 2005, we had net losses of $(3,891,000), and $(3,005,000), respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability.

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

Going Concern Qualification by Auditors. The accountants' reports of the independent registered public accounting firm of the Company for fiscal years 2006 and 2005 express a going concern qualification. The Company has had recurring operating losses for the past several years which raise substantial doubts about its ability to continue as a going concern. See Report of Independent Registered Public Accounting Firm, Note 2 to the Consolidated Financial Statements of the Company, and Management's Discussion and Analysis or Plan of Operations - Plan of Operations.

Information Structure. We must continue to develop and expand our information systems infrastructure as the number of our clients and the amount of information they wish to access, as well as the number of services which we offer, increase. The development of our Information Systems network infrastructure will require substantial financial, operational and management resources. We may not be able to expand our network adequately to meet the demand for increased usage. If we do not adapt our systems rapidly enough, additional stress may be placed on our network hardware, the traffic management and other systems and operating facilities. Our network may be unable to service a substantial number of additional clients while maintaining high performance, timely and accurate billing and high level customer care. Expanding is a function of having the necessary funds available.

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

Management Changes. If members of our senior management team leave the Company, then our ability to operate our business may be negatively affected. Our future success depends to a significant extent on the continued services of our senior management, particularly Gustavo Gomez and other employees of the new executive team. The loss of their services or any other present or future key employee, could have a material adverse effect on the management of our business. We do not maintain "key person" life insurance for any of our personnel.

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

Future Sales of Our Common Stock May Depress Our Stock Price. The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were approximately 155,673,439 shares of our Common Stock outstanding as "restricted securities" as defined in Rule 144 as of September 30, 2006, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Voting Control. The largest single shareholder of the Company, Mr. Leonardus Geeris., owns directly and indirectly approximately 71% of the Company's outstanding Common Stock as of September 30, 2006. This stockholder has exercised considerable influence over all matters requiring approval by our stockholders, including approval of significant corporate transactions. Geeris Holding Nederland, B.V. and Diependael BV are companies owned by Leonardus Geeris, a director of the Company.

Item 2.  Description of Property

Recently, the Company moved its principal executive offices from Parque Tecnologico de Andalucia (PTA), Edif. Estepona, Malaga Business Park, C/Severo Ochoa No. 16-20 1a, Campanillas, Malaga 28590, Spain, to Centro Comercial Camojan Corner, 1(a) plta,, Camino de Camojan, Urb. Sierra Blanca, 29603 Marbella - Malaga. These new offices in Marbella are about 60% the cost of the previous offices in Malaga.

These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3.  Legal Proceedings

There is a provision of $101,000 to cover minor litigation cases threatened or pending against the Company:

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of the Company held a special meeting on June 1, 2006 where the majority of the shareholders of the Company approved and ratified the adoption of the Corporation's 2006 Stock Option, SAR and Stock Bonus Plan. The shareholders further approve filing a Form S-8 Registrations Statement to register this plan with the U.S. Securities and Exchange Commission to register 20,000,000 shares of the common stock of the Corporation to be issued to consultants to the Corporation.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

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

                                    High Closing   Low Closing
                                     Bid Price      Bid Price
                                    ------------   -----------
Year Ended December 31, 2004
1 st Quarter                            $1.08         $0.20
2 nd Quarter                            $0.30         $0.16
3 rd Quarter                            $0.48         $0.23
4 th Quarter                            $0.46         $0.15

Year Ended December 31, 2005
1 st Quarter                            $0.48         $0.20
2 nd Quarter                            $0.40         $0.15
3 rd Quarter                            $0.23         $0.11
4 th Quarter                            $0.15         $0.08

Year Ended December 31, 2006
1 st Quarter                            $0.22         $0.13
2 nd Quarter                            $0.30         $0.14
3 rd Quarter                            $0.17         $0.06
4 th Quarter (through 12-15-2006)       $0.16         $0.05

The closing bid price of the Common Stock of the Company on September 30, 2006 was $0.10 per share.

Stock Option, SAR and Stock Bonus Consultant Plan

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the "Plan") which reserved 20,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions.

Sale of Unregistered Securities

During the year ended September 30, 2006, the Company issued 5,000,000 shares of restricted common stock for payment of interest from related party notes payable totaling $155,000.

During the year ended September 30, 2006, the Company issued 3,300,000 shares of common stock for consulting services totaling $614,000.

During the year ended September 30, 2006 the Company issued 52,200,000 shares of common stock for a capital contribution of $1,445,000.

During the year ended September 30, 2006 the Company issued 10,000,000 shares of common stock pursuant to the Company's 2006 Stock Option, SAR and Stock Bonus Plan for total compensation of $2,200,000.

During the year ended September 30, 2006 the Company issued 1,000,000 shares of common stock to a stockholder pursuant to a settlement agreement(See note 10 in footnotes). This transaction was valued at $150,000 for financial reporting purposes.

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

Stock-Based Compensation

      Stock Options. Prior to the fiscal year ended September 30, 2006, the Company accounted for those options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation was reflected in fiscal 2005 net income, as no potions were granted during this period. Effective October 1, 2005, the company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, SFAS 123(R), Share-Based Payment and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

      SFAS 123(R) established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award. For all unvested options outstanding as of October 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For stock options granted or modified subsequent to October 1, 2005, compensation expense, based on the fair value on the date of grant or modification, will be recognized in our financial statements over the vesting period. The fair value of employee stock options is estimated using the Black-Scholes option pricing model. Excess tax benefits are recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits is presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

      Under the modified prospective method of adoption selected by the Company under the provision of SFAS 148, compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. The Company did not issue any stock options in either of the fiscal years ended September 30, 2006 or 2005.

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

Our two most significant customers each accounted for more than 10% of our revenues during the year ended September 30, 2006. These are: Telecor 32.64% and Grupo Sigla 11.65.% Domestic sales in Spain accounted for 100% of our revenues in each of the last two years.

Telecommunication revenues decreased by $273,000 in 2006, or 5.54% from 2005 revenues though gross profit decreased in 2006 by $41,000 or 2.69% compared to 2005.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company. We include stock-based compensation as a part of general and administrative expenses. SG&A also includes stock issued for services as can be stock from the Stock Bonus Plan to employees or consultants.

Stock-based compensation charges are recorded based on the fair value of the awards to employees. We use the Black-Scholes valuation method to estimate the fair value of stock option awards. We also record stock-based compensation charges when options are granted to non-employees. Compensation charges for non-employees are based on estimates of the underlying stock fair values. In addition the Company has issued Common Stock to consultants and professionals in exchange for services to the Company.

Year Ended September 30, 2006, Compared to September 30, 2005

The following table sets forth certain operating information regarding the Company, including its subsidiary Teleconnect Comunicaciones, S.A.

                                          Year Ended           Year Ended
                                      September 30, 2006   September 30, 2005
                                      ------------------   ------------------
Revenues                                  $ 4,657,000          $ 4,930,000
Cost of goods sold                        $ 3,174,000          $ 3,406,000
Selling, general and administrative       $ 5,061,000          $ 3,574,000
Depreciation                              $   240,000          $   444,000
Interest Expense                             (358,000)            (474,000)
Other Income (Expenses)                   $   285,000          $   (37,000)
Net Loss                                  $(3,891,000)         $(3,005,000)
Comprehensive (Loss)                      $(4,215,000)         $(3,044,000)
Net Loss Per Share                        $     (0.03)         $     (0.04)

Revenues. Revenues for the year ended September 30, 2006 decreased to $4,657,000, compared to $4,930,000 or 5% from the prior year revenues.

Our revenues during the year ended September 30, 2006, were derived primarily from providing a range of integrated telephone service solutions to our clients:

*     Prepaid Calling Cards

*     Prepaid fixed line long distance calling

*     Other

Pricing Policies. The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services directed at foreign residents in Spain for them to call long distance, pricing is oriented to provide a significant discount compared to the incumbent operator. It is not the intention of the Company to enter a price war with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and the accuracy of the billing. For services directed at small and medium companies, we try to position ourselves to provide a turnkey solution to their telecommunications needs, providing voice local and long distance calling, access to the internet, etc. With our prepaid calling card services, we have sought tourists that needed to call home but at cheaper prices than the hotel phone or local public phone.

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

Cost of Goods Sold. Cost of goods sold for the year ended September 30, 2006 were $3,174,000, a decrease of $232,000 or 6.8% from the prior year cost of sales of $3,406,000. Cost of goods sold as a percentage of sales was 68.1% in 2006 while it was 69.1% for the same period in 2005.

Gross profits decreased during fiscal 2006 to $1,483,000 or 2.7% from $1,524,000 in fiscal 2005. The principal reason for the decrease was the 5.5% decrease in sales though management's conscious effort to renegotiate its carrier pricing resulted in only a 2.7% decrease in Gross Profit. The gross profit margins were improved by almost 1% from 30.9% to 31.8% even though the Company did not have the liquidity to do any promotion or marketing of its products.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 2006 were $5,061,000, an increase of $1,487,000 or 41.6% from the prior year's operating expenses of $3,574,000. The principal reason for the increase is the stock issued to employees and consultants which totals $2,814,000. If this amount is subtracted to reveal the true SG&A of operations, the value for September 30, 2006 would be $2,247,000 or a reduction of $476,000 from September 30, 2005. If we also consider the stock compensation in 2005 of $851,000. This reduction is due to management's effort to reduce its fixed costs which included the move of the office to much more economical and smaller office back in Marbella. Hence, though the actual reduction in selling, general and administrative expenses was significant, it was partially offset by the valuation of stock issued as compensation for services to external consultants and shareholders that provided financing.

SG&A for the period ending September 30, 2006 was 108.7% of revenue compared to 72.5% for the same period in 2005. If consideration is given to the fact that stock compensation for services is included in the SG&A, then reducing SG&A in 2006 by this amount of $476,000 associated with services, SG&A in 2006 becomes 48.2% of sales, a reduction of 8% from 2005 ratio of 55.23% obtained by factoring in the stock compensation in 2005 of $851,000.

Depreciation Expense. Depreciation expense for the year ended September 30, 2006 was $240,000, a decrease of $204,000 or 45.9% from the prior year's depreciation expense of $444,000. This decrease is due primarily to the fact that some equipment became fully depreciated in 2006.

Interest Expense. Interest expense for the year ended September 30, 2006 was $358,000 as compared to $474,000 for the prior year. This decrease was due primarily to loans converted to common stock during 2006

Other Income (Expense). Other income for 2006 was $285,000 compared to other expense of $37,000. This improvement was due primarily to a settlement with a former officer and the write off of certain payables for which the Company believes the vendors have lost their rights to collect.

Net Loss. The net loss of the Company increased to ($3,891,000) during the fiscal year ended September 30, 2006 compared to $(3,005,000) during the fiscal year ended September 30, 2005, an increase of approximately 29.5%. If stock issued for services is factored out, the net loss for 2006 would be ($1,077,000). If stock issued for services is factored out of the Net Loss for 2005 the amount would be $(2,154,000). Hence in this case with the "Stock for Services" factored out, the net loss improved by $1,077,000.

Liquidity and Capital Resources. At September 30, 2006, the Company had negative working capital of approximately $(6,396,000), compared to negative working capital of $(6,643,000), at September 30, 2005. Therefore, the Company experienced an improvement of $247,000 or 3.7%.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowing, and in part upon its ability to reach a profitable level of operations. The Company's financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

The Company s capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments. The following table is a recap of the Company's contractual obligations as of September 30, 2006.

Contractual Obligations Table

                                              Less than             More than
                                    Total      one year   1-3 yrs    3 years
                                  ---------   ---------   -------   ---------
Tax Agency Debt                      96,000      83,000    13,000         --
Loans from related parties        1,622,000   1,622,000        --         --
Deferred Income                   1,685,000   1,685,000        --         --
Operating Leases                    321,000      66,000   204,000     51,000
Advance from potential investor     152,000     152,000        --         --
                                  ---------   ---------   -------     ------
Total Contractual Obligations     3,876,000   3,608,000   217,000     51,000
                                  =========   =========   =======     ======

Plan of Operations.

The Company expects that new funds will be injected into the Company during the three months ending March 31, 2007.

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

Recent Accounting Pronouncements.

New Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires
(a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company's financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company's financial position, results of operations, or cash flows.

Item 7.  Financial Statements

                                TELECONNECT INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-1
Consolidated Balance Sheet                                                   F-2
Consolidated Statements of Operations                                        F-3
Consolidated Statements of Stockholders' Deficit                             F-4
Consolidated Statements of Cash Flows                                        F-5
Notes to Consolidated Financial Statements                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheet of Teleconnect Inc. and its subsidiaries as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2006, and the consolidated results of its operations and its consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Murrell, Hall, McIntosh & Co., PLLP

December 12, 2006

Oklahoma City, Oklahoma

                                TELECONNECT INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $    198,000
Accounts receivable - trade, net of allowance
  for doubtful accounts of $1,080,000                                   550,000
Accounts receivable - other                                               8,000
Inventory                                                                19,000
Other current assets                                                     38,000
                                                                   ------------
Total current assets                                                    813,000
PROPERTY AND EQUIPMENT, NET                                             265,000
OTHER ASSETS:
Vendor deposits                                                         303,000
Other assets, net of amortization of $23                                 39,000
                                                                   ------------
  Total assets                                                     $  1,420,000
                                                                   ============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade                                           $  2,675,000
Accrued liabilities                                                     992,000
Advance from potential investor                                         152,000
Current portion of payment obligation to taxing authority                83,000
Loans from related parties                                            1,622,000
Deferred income                                                       1,685,000
                                                                   ------------
Total current liabilities                                             7,209,000
                                                                   ------------
LONG TERM DEBT
Payment obligation to tax agency, net of current portion
  shown above                                                            13,000
STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
  authorized, no shares outstanding                                          --
Common stock; par value of $0.001, 500,000,000 shares
  authorized, 180,680,363 shares outstanding                            181,000
Additional paid-in capital after effect of reverse stock split,      20,586,000
Less: Prepaid syndication fees                                               --
Accumulated (deficit)                                               (24,192,000)
Effect of cumulative translation adjustment                          (2,377,000)
                                                                   ------------
Total stockholders' (deficit)                                        (5,802,000)
                                                                   ------------
  Total liabilities and stockholders deficit                       $  1,420,000
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                            2006          2005
                                                        ------------   -----------
SALES                                                   $  4,657,000   $ 4,930,000
COST OF GOODS SOLD (exclusive of Depreciation
  shown separately below)                                  3,174,000     3,406,000
                                                        ------------   -----------
GROSS PROFIT                                               1,483,000     1,524,000
                                                        ------------   -----------
OPERATING EXPENSES:
Selling, general and administrative expenses               5,061,000     3,574,000
Depreciation                                                 240,000       444,000
                                                        ------------   -----------
Total operating expenses                                   5,301,000     4,018,000
                                                        ------------   -----------
(LOSS) FROM OPERATIONS                                    (3,818,000)   (2,494,000)
                                                        ------------   -----------
OTHER INCOME (EXPENSES):
Other income (expense)                                       285,000       (37,000)
Interest expense                                            (358,000)     (474,000)
                                                        ------------   -----------
  Total other income (expense)                               (73,000)     (511,000)
                                                        ------------   -----------
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     (3,891,000)   (3,005,000)
PROVISION FOR INCOME TAXES                                        --            --
                                                        ------------   -----------
NET (LOSS)                                              $ (3,891,000)  $(3,005,000)
                                                        ============   ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:            $      (0.03)  $     (0.04)
                                                        ============   ===========
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                            147,878,326    78,748,850
                                                        ============   ===========
THE COMPONENTS OF COMPREHENSIVE LOSS:
Net (loss)                                              $ (3,891,000)  $(3,005,000)
Foreign currency translation adjustment                     (324,000)      (39,000)
                                                        ------------   -----------
COMPREHENSIVE (LOSS)                                    $ (4,215,000)  $(3,044,000)
                                                        ============   ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Comprehensive (loss)                                  $      (0.03)  $     (0.04)
                                                        ============   ===========

   The accompanying notes are an integral part of these financial statements.

                               TELECONNECT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                          Common Stock
                                                           As adjusted
                                                         for stock split
                                                      ---------------------                              Accumulated
                                                         Number     $0,001    Additional                    Other         Total
                                                           of         par      Paid-In     Accumulated  Comprehensive  Stockholders'
                                                         Shares      Value     Capital       Deficit        Loss          Deficit
                                                      -----------  --------  -----------  ------------  -------------  -------------
Balance, September 30, 2005                            60,588,280  $ 61,000   11,858,000  $(17,296,000)  $(2,014,000)   $(7,391,000)
  Common stock issued for conversion of debt to
    equity                                             31,600,917    31,000    2,265,000                                  2,296,000
  Common stock issued for loan fee consideration        1,000,000     1,000       99,000                                    100,000
  Common stock issued for services                      6,100,000     6,000      604,000                                    610,000
  Common stock issued for services                        725,000     1,000      140,000                                    141,000
  Sale of common stock                                  9,325,000     9,000    1,151,000                                  1,160,000
  Common shares repurchased and canceled                 (102,626)       --      (15,000)                                   (15,000)
  Foreign currency translation adjustment                                                                    (39,000)       (39,000)
Net (loss) for the year ended September 30, 2005                                            (3,005,000)                  (3,005,000)
                                                      -----------  --------  -----------  ------------   -----------    -----------
Balance, September 30, 2006                           109,236,571   109,000   16,102,000   (20,301,000)   (2,053,000)    (6,143,000)
  Common stock issued for conversion of debt to
    equity                                              5,000,000     5,000      150,000                                    155,000
  Common stock issued for services                     13,300,000    13,000    2,801,000                                  2,814,000
  Common stock issued for settlement                    1,000,000     1,000      149,000                                    150,000
  Sale of common stock                                 52,200,000    52,000    1,393,000                                  1,445,000
  Common stock canceled                                   (56,188)    1,000       (9,000)                                    (8,000)
  Foreign currency translation adjustment                                                                   (324,000)      (324,000)
Net (loss) for the year ended September 30, 2005                                            (3,891,000)                  (3,891,000)
                                                      -----------  --------  -----------  ------------   -----------    -----------
Balance, September 30, 2005                           180,680,383  $181,000  $20,586.000  $(24,192,000)  $(2,377,000)   $(5,802,000)
                                                      ===========  ========  ===========  ============   ===========    ===========

                                TELECONNECT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                                   Page 1 of 2

                                                          2006          2005
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $(3,891,000)  $(3,005,000)
Adjustments to reconcile net (loss) to
  net cash used in operating activities:
Depreciation                                              240,000       444,000
Gain on disposition of assets                                  --
Non-cash expenditures paid with Stock                   3,113,000     1,251,000
Decrease (increase) in operating assets:
Accounts receivable - trade                              (299,000)      109,000
Accounts receivable - other                                67,000            --
Inventory                                                  15,000        12,000
Prepaid expenses                                          (38,000)        2,000
Vendor and other deposits                                 (90,000)      (23,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities                  249,000      (121,000)
Deferred income and deposits received                    (218,000)      138,000
                                                      -----------   -----------
Net cash provided by (used in) operating activities      (852,000)   (1,193,000)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets                                  (39,000)           --
Purchase of property and equipment                        (56,000)     (214,000)
                                                      -----------   -----------
Net cash provided by (used in) investing activities       (95,000)     (214,000)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties                      1,289,000       993,000
Loan proceeds from bank                                   152,000       379,000
Payment on tax agency obligation                         (294,000)      (83,000)
Payment on loan from bank                                (120,000)     (507,000)
Payments on loans from related parties                         --      (504,000)
Repurchase and cancellation of stock                       (8,000)      (15,000)
Proceeds from sale of common stock                        380,000     1,160,000
                                                      -----------   -----------
Net cash provided by financing activities               1,399,000     1,423,000
                                                      -----------   -----------
EFFECT OF EXCHANGE RATE                                  (324,000)      (39,000)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          128,000       (23,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                        70,000        93,000
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                         $   198,000   $    70,000
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                                   Page 2 of 2

                                                        2006         2005
                                                     ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                             $    7,000   $   74,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Shareholder loans converted to common stock          $1,065,000   $1,898,000
Common stock issued for interest on notes payable    $       --   $  400,000
Common stock issued for services received            $2,814,000   $  751,000
Common stock issued for loan fee                     $       --   $  100,000
Common stock issued for loan fee                     $  150,000   $       --

   The accompanying notes are an integral part of these financial statements.

                                TELECONNECT, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

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

The consolidated financial statements include the accounts of ITS Europe, Teleconnect, Teleconnect Telecom, and the Company. The Company is a provider of various telecommunication services and products within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statement, the Company incurred losses of ($3,891,000) and ($3,005,000) for the years ended September 30, 2006 and 2005, respectively. In addition, the Company has incurred substantial losses since its inception. As of September 30, 2006, the Company had a working capital deficit of $(6,396,000) and a stockholders' deficit of $(5,802,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of doubtful accounts of $1,080,000.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. Advertising expenses totaled (euro)49,800 and (euro)18,552 for respectively for the fiscal years ended September 30, 2006 and 2005.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on had at September 30, 2006 was held in Spanish financial institutions and is not protected by FDIC insurance.

Comprehensive Income -

Comprehensive income consisted entirely of foreign currency translation gains and losses during the two years ended September 30, 2006.

Consolidation Policy -

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all material intercompany accounts, transactions, and profits.

Deferred Revenues -

The Company recognizes revenue when earned. The proceeds from the sales of prepaid calling cards are recorded in the deferred income until such time as the time is utilized on the cards. In from each card is recognized on a prorated basis as a time is utilized on that card.

Earnings per Share -

Basic net income (loss ) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive affect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their exclusion would be anti-diluting

Estimates -

Preparing that Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contention assets and liabilities at the date of the financial statements and reporting periods of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Adjustments -

The financial position and results of substantially all foreign operations are consolidated using the local currencies abaca foreign countries in which the sea company operates as a functional currency. Local currency assets and liabilities are translated at the rates and exchange on the balance sheet date, and local currency revenues and expenses are translated at the average rates and exchange during the period. The resulting translation adjustments are recorded directly into a separate component of shareholders equity.

Income Taxes -

The deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax losses and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income and in the years in which these temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment change. Deferred income tax expense represents the change during the period in the deterred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Inventories -

Inventories are stated at the lower of cost or market with cost determined on the first in, first out basis.

New Accounting Pronouncements -

      In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on October 1, 2006 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

      In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on October 1, 2006 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

      In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on October 1, 2006 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company's financial position, results of operations, or cash flows.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

      In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on October 1, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company's financial position, results of operations, or cash flows.

      In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning October 1, 2006 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company's financial position, results of operations, or cash flows.

3. CONCENTRATION OF CREDIT

      The Company extends credit to retailers on the sale of prepaid calling cards. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of September 30, 2006 its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of September 30, 2006, three customers accounted for 32.64%, 11.65% and 9.08% of net accounts receivables.

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

The Company reviews the carrying value of property and Equipment for impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognized no impairment losses related to the realization of property and equipment during the years ended September 30, 2006 and 2005.

Property and equipment, substantially all of which are located in Spain, at September 30, 2006 was comprised as follows:

Computers and switching systems   $ 2,249,000
Furniture and fixtures                147,000
Transportation equipment                5,000
                                  -----------
Total at cost                       2,401,000
                                  -----------

Less: Accumulated depreciation
  and amortization                 (2,136,000)
                                  -----------
Net Property and Equipment        $   265,000
                                  ===========

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Computers and switching systems   5-7 years
Furniture and fixtures              7 years
Transportation equipment            4 years

All depreciation is computed on a straight line basis over their estimated useful lives.

5. LOANS FROM RELATED PARTIES

As of September 30, 2006, the Company had short-term loans totaling $1,622,000 from shareholders. These loans bear interest at 8% annually, are unsecured, and are due upon demand. Interest expense of $358,000 was incurred on these notes during the year ended September 30, 2006.

6. NOTE PAYABLE

As of September 30, 2006 the Company has a short-term bridge loan of $152,000 from a potential investor. This note is interest bearing at 4% per 60 days and due now on demand.

7. LONG-TERM DEBT

During November 2002, the Company entered into an agreement with Spanish taxing authorities to pay past due employment tax liabilities incurred during the period commencing in January of 2001 through April of 2002 totaling
(euro)412,356. Payment terms call for a sixty month payout with interest paid monthly at 4.24% per annum and principal payments ranging from (euro)3,436 per month in year one to (euro)10,309 per month in year five. As of September 30, 2006, $13,000 ((euro)11,000) of this debt is long-term.

Maturities on long term debt by year are as follows:

Due within one year   $83,000
Due in year two        13,000
Due in year three          --
Due in year four           --
Due in five years          --
Thereafter                 --
                      -------
Total                 $96,000
                      =======

8. OPERATING LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2011. Rent expense incurred in operating leases for the fiscal years ended September 30, 2006 and 2005 are $121,000 and $132,000 respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2006 for each of the next five years and in the aggregate are:

Year ended September 30, 2006,          Amount
------------------------------         -------
  2007                                  66,000
  2008                                  68,000
  2009                                  68,000
  2010                                  68,000
  2011                                  51,000
                                       -------
Total Minimum future rental payments   321,000
                                       =======

9. INCOME TAXES

The Company's subsidiaries, ITS Europe and Teleconnect, file their income taxes on a calendar year basis. Statutory tax laws of Spain allow net losses from operations to be carried forward for a period of 15 years. For the year ended December 31, 2005, the available tax loss carryforwards for ITS Europe and Teleconnect are (euro)4,292,000 and (euro)13,597,000 respectively. The utilization of these losses expires as follows:

Year      ITS Europe        Teleconnect
----   ---------------   ----------------
2010   (euro)   11,000   (euro)        --
2011   (euro)   25,000   (euro)        --
2012   (euro)   63,000   (euro)        --
2013   (euro)   79,000   (euro)        --
2014   (euro)  713,000   (euro)   129,000
2015   (euro)1,319,000   (euro)   638,000
2016   (euro)  783,000   (euro) 2,770,000
2017   (euro)  778,000   (euro) 6,240,000
2018   (euro)  521,000   (euro) 2,019,000
2019   (euro)       --   (euro) 1,522,000
2020   (euro)       --            279,000
       ---------------   ----------------
Total  (euro)4,292,000   (euro)13,597,000
       ===============   ================

At September 30, 2006, the Company had US net operating loss carryforwards of approximately $8,280,000 for federal income tax purposes.

The US carryforward expiration years and amounts are as follows:

Year     Amount
----   ----------
2022   $  195,000
2023      547,000
2024    2,138,000
2025    1,649,000
2026    3,751,000
       ----------
       $8,280,000
       ==========

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

Deferred tax assets and liabilities are comprised of the following as of September 30, 2006 and 2005:

                                          September 30,
                                    -------------------------
                                        2006         2005
                                    -----------   -----------
Deferred income tax assets:
  Tax effect of impairment of
    goodwill in excess of amounts
    amortized for income tax
    reporting purposes              $   996,000   $   996,000
  Tax effect of net operating
    loss carryforward                 2,815,000     1,540,000
                                    -----------   -----------
                                      3,811,000     2,536,000
Valuation allowance                  (3,811,000)   (2,536,000)
                                    -----------   -----------
Net deferred tax asset              $        --   $        --
                                    ===========   ===========

The Company has a deferred tax asset principally due to net operating loss carryforwards. This deferred tax asset has been offset in full by a valuation allowance, as the Company cannot be assured at this time that it will be able to utilize these loss carryforwards.

A reconciliation of income tax expense (benefit) at the expected rate to income tax expense (benefit) for financial reporting purposes is as follows:

                                                    Fiscal Year Ended
                                                      September 30,
                                                -------------------------
                                                    2006          2005
                                                -----------   -----------
Income tax (benefit) at expected benefit at
  34% rate                                      $(1,323,000)  $(1,022,000)
Less effect of foreign losses                        48,000        95,000
Less Valuation allowance                          1,275,000       927,000
                                                -----------   -----------
Income tax (benefit) per financial statements   $        --   $        --
                                                ===========   ===========

10. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. In August 2005, an agreement was reached whereby the Company will pay 29,000 euros and issue 1,000,000 two-year restricted shares once the shareholder had collaborated with some internal issues. As of September 30, 2006 the Company has paid 14,500 euros and accrued 96,000 euros for this settlement The associated 1,000,000 shares were issued in September 2006.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of September 30, 2006, the Company has accrued $101,000 to cover the anticipated cost of settling several litigation matters.

11. STOCK TRANSACTIONS

During the year ended September 30, 2006, the Company issued 5,000,000 shares of restricted common stock for payment of interest from related party notes payable totaling $155,000.

During the year ended September 30, 2006, the Company issued 3,300,000 shares of common stock for consulting services totaling $614,000.

During the year ended September 30, 2006 the Company issued 52,200,000 shares of common stock for a capital contribution of $1,445,000.

During the year ended September 30, 2006 the Company issued 10,000,000 shares of common stock pursuant to the Company's 2006 Stock Option, SAR and Stock Bonus Plan for total compensation of $2,200,000.

During the year ended September 30, 2006 the Company issued 1,000,000 share of common stock to a stockholder pursuant to a settlement agreement(See note 10).

12. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2006.

13. STOCK WARRANTS AND OPTIONS

During the year ended September 30, 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 1,250,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No options have been issued under this plan as of September 30, 2006.

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

As of September 30, 2003, the Company has warrants outstanding to purchase 400,000 shares of Common Stock, after the effects of the reverse 1 to 2 stock split on December 29, 2003, at the exercise price of $2.00 per share, which expire on or before December 24, 2004. Each of the warrants contain provisions for the adjustments of the exercise price and the aggregate number of shares issuable upon the exercise of the warrants in the event of stock dividends, stock splits, reorganization and reclassifications and consolidations.

On February 1, 2004, the Company issued restricted stock options which have a term of five years at an exercise price of $0.25 per share covering 1,000,000 shares of restricted common stock. The stock can be exercised on or after January 1, 2005. Restricted stock on the date the option was granted was valued at $.10 per share based on other restricted stock transactions during the year.

The Company applied APB 25 and related interpretations in accounting for its plan through September 2005. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method. Accordingly, proforma disclosure is no longer an alternative.

Under FAS-123R, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award. Because the Company's current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle will be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date FAS-123R is adopted.

FAS-123R permits public companies to adopt its requirements using one of the following two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date; or

A "modified retrospective" method, which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under FAS-123 for purposes of pro forma disclosures, either (a) all prior periods presented for which FAS-123 was effective or (b) prior interim periods of the year in which FAS-123R is adopted.

The Company adopted FAS-123R on October 1, 2005 utilizing the modified prospective method. The adoption of FAS -123 R had no impact on the financial statements as the Company did not issue any options during either of the two fiscal years ended on September 30, 2006. All options and warrants were fully vested at the date of issuance.

Information with respect to restricted stock options and warrants for restricted common stock outstanding are as follows:

                                           2006
                                   --------------------
                                                Average
                                               Exercise
                                     Shares      Price
                                   ---------   --------
Outstanding at beginning of year   4,755,790     $1.16
Granted at market value
Exercised                                 --        --
Expired                             (440,000)    $2.00
                                   ---------     -----
Outstanding at the end of year     4,315,790     $0.63
                                   =========     =====

                   Options and Warrants Outstanding           Exercisable
                -------------------------------------   ----------------------
                   Shares        Average      Average      Shares      Average
                Outstanding     Remaining    Exercise   Outstanding   Exercise
                  9/30/06     Life (Years)     Price      9/30/06       Price
                -----------   ------------   --------   -----------   --------
$0.20              315,790         0.5         $0.20       315,790      $0.10
$0.50 - $2.50    3,000,000         1.2          1.45     3,000,000       1.45
$.25             1,000,000         2.5          0.25     1,000,000       0.25
                 ---------         ---         -----     ---------      -----
                 4,315,790                     $0.63     4,315,790      $0.63
                 =========                     =====     =========      =====

                   Options and Warrants Outstanding           Exercisable
                -------------------------------------   ----------------------
                   Shares        Average      Average      Shares      Average
                Outstanding     Remaining    Exercise   Outstanding   Exercise
                  9/30/05     Life (Years)     Price      9/30/05       Price
                -----------   ------------   --------   -----------   --------
$0.20              315,790         1.5         $0.20       315,790      $0.10
$2.00              440,000         1.2          2.00       440,000       2.00
$0.50 - $2.50    3,000,000         2.2          1.45     3,000,000       1.45
$0.25            1,000,000         3.5          0.25     1,000,000       0.25
                 ---------         ---         -----     ---------      -----
                 4,755,790                     $1.16     4,755,790      $1.16
                 =========                     =====     =========      =====

14. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 147,878,326 and 78,748,850 in 2006 and 2005, respectively.

Diluted earnings per share was not disclosed as of September 30, 2006 and 2005 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 4,315,790 and 4,755,790 shares were outstanding at September 30, 2006 and 2005, respectively

15. SUBSEQUENT EVENTS

In November 2006, the Company repaid the $126,350 ((euro)95,000) of Social Security debt.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 8.A Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

A. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for September 30, 2006, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

Item 8.B Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company as of September 30, 2006 are as follows:

Name               Age    Position
----               ---    --------
Gustavo A. Gomez    43    Director, President and Treasurer
Alfonso de Borbon   31    Executive Vice-President Corporate Development
Leonardus Geeris    61    Director

The background and principal occupations of each director and officer of the Company are as follows:

Mr. Gomez became a director, the President, Secretary and Treasurer of the Company on March 6, 2002. From May 2001 to the present, he has been the founder and operator of OpenVia S.L., a European telecommunication consulting company. From January 2000 to April 2001, he was the co-founder and Managing Director of Broadband Optical Access S.A., a carrier engaged in the European broadband access market. From January 1998 to January 2000, Mr. Gomez was its Account Director in Spain with Nortel Networks Corp. and previously was Nortel's Manager GSM products in Spain until September 1998. From April 1997 to January 1998, he was the Director of Marketing of Retevision. From February 1996 to April 1997, Mr. Gomez was the Deputy Commercial Director of Telefonica S.A.'s international business unit. Mr. Gomez received a Bachelor of Electrical Engineering degree from McGill University in 1986, and received a MBA degree from the Instituto de Empresa (Madrid Business School) in 1997. On March 16, 2002, the Company entered into a contract for professional services with Mr. Gomez which provides for annual compensation of 121,000 Euros and a bonus based upon the performance of his services to the Company; and was issued 250,000 shares of restricted Common Stock.

Mr. de Borbon became an officer of the Company on May 27, 2005 and occupies the position of Executive Vice President of Teleconnect Inc and the Director of Sales in Teleconnect Comunicaciones. Mr. Borbon was one of the owners of SPACOM which was acquired by Teleconnect Comunicaciones SA in 2000/2001. He assumed the position of Major Account Sales Manager until being promoted in September 2004 to Director of Sales.

Mr. Geeris became a director of the Company in May 2003. He is the President, managing director and owner of Geeris Holding Nederland B.V. which owns and invests in real estate and other industries.

Item 10. Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2006 and 2005

                                                                                  Long-Term Compensation(2)
                                              Annual compensation(1)         ---------------------------------
                                       -----------------------------------     Awards     Securities
Name and                                                          Other      Restricted   Underlying   Payouts       All
Principal                     Fiscal                             Annual         Stock      Options/      LTIP        Other
Position                       Year    Salary(1)(2)   Bonus   Compensation    Awards(3)      SARs      Payouts   Compensation
---------------------------   ------   ------------   -----   ------------   ----------   ----------   -------   ------------
Gustavo Gomez                  2006      $143,000       $0         $0            $0        $880,000       $0          $0
President and Treasurer        2005      $143,000       $0         $0            $0        $      0       $0          $0
Alfonso de Borbon              2006      $ 77,880       $0         $0            $0        $440,000       $0          $0
Chief Financial Officer and
Executive Vice President       2005      $ 77,880       $0         $0            $0        $      0       $0          $0

All executive officers as a group (2 persons) during fiscal 2006 $220,880.

(1)   The salary of Mr. Gomez was fixed at 120,000 Euro in 2002.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, the Company believes that during the year ended September 30, 2006, all such filing requirements applicable to its officers and directors were complied with except that Mr. Leonardus Geeris was late in filing certain Form 4 reports.

2002 Employee Stock Option, SAR and Stock Bonus Plan

Effective June 10, 2002, the Company adopted and approved its 2002 Employee Stock Option, SAR and Stock Bonus Plan which reserves 1,250,000 (after effect of split) shares of Common Stock for issuance. This 2002 Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. As of September 30, 2005 the following employees each received stock bonuses of 100,000 shares against this 2002 Plan: Jaime Colomer, Fernando Rodriguez, Alvaro Lopez, and Alfonso de Borbon 100,000 shares. During September 2005, the Company purchased Jaime Colomer's 102,626 shares as part of the package provided when he left the Company. These shares have been retired.

2004 Stock Option, SAR and Stock Bonus Plan

Effective July 29, 2004, the Company adopted and approved its 2004 Stock Option, SAR and Stock Bonus Plan which reserved 15,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions. During the fiscal year ended September 30, 2006 the following consultants to the company received the following awards against this 2004 Plan, Kirk Haynes 1,000,000, and Mr. Erwin Lanting 2,000,000 shares.

2006 Stock Option, SAR and Stock Bonus Plan

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan which reserved 20,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses Officers, Directors, employees and to consultants to the Company which may be subject to restrictions. As of September 30, 2006 the following persons to the company received the following awards under this 2006 Plan: Gustavo Gomez 4,000,000 shares, Alfonso de Borbon 2,000,000 shares, Alvaro Lopez 2,000,000 shares, Barbara Ocana 2,000,000 shares.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors of the Company and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2006 are as follows:

                                                   Shares
Management                                      Beneficially    Percent of
Shareholders (1)                                 Owned (1)     Common Stock
----------------                                ------------   ------------
Leonardus Geeris (2)                             120,878,730       66.9%
Gustavo A. Gomez                                   4,000,000        2.2%
Alfonso de Borbon                                  2,230,000        1.2%
Directors and officers as a group (4 persons,
including the above persons)                     127,108,730       70.3%

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

(2) Mr. Geeris beneficially owns these shares of Common Stock through his ownership of Geeris Holding Nederland B.V. and Diepandael BV

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock, as adjusted for the stock split, by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of September 30, 2006. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                      Title of      Shares of
                                    Beneficially    Outstanding   Percent
Names and Addresses                     Class      Common Stock    Owned
---------------------------------   ------------   ------------   -------
Geeris Holding Nederland B.V. and      Common       120,078,730    66.9%
Diepandael BV(1) + Mr. Leo Geeris
Helvoirtseweg 146, 5263, EH Vught
Postbus 317, 5260, AH Vught
The Netherlands

Volim Holding B.V.                     Common         5,976,864    3.31%
Zandpad 55
3621 NE Breukelen
The Netherlands

(1) Geeris Holding Nederland B.V. and Diepandael BV are owned by Leonardus Geeris, a director of the Company.

Item 12. Certain Relationships and Related Transactions, and Director
         Independence

During the year ended September 30, 2006, Mr. Leonardus Geeris converted personal loans to the Company and committed to assume other debt obligations of the Company totaling 1,240,000 Euros in exchange for 52,200,000 shares of restricted common stock of the Company.

Item 13. Exhibits

(A)   Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three month period ended September 30, 2006.

(B)   Exhibits

1(i) Articles of Incorporation   The Articles of Incorporation of the Company
of the Company                   are incorporated herein by reference to Exhibit
                                 3.1 to the Form SB-2 registration statement of the Company (File No. 333-93583)

1(ii) Amendment to Articles of   An Amendment to the Articles of Incorporation
Incorporation                    of the Company is incorporated herein by
                                 reference to Exhibit 99.1 to the Form 8-K current report of the Company dated January 29, 2001.

1(iii) Amendment to Articles     An Amendment to the Articles of Incorporation
of Incorporation                 of the Company filed on February 26, 2003, is
                                 incorporated hereby by reference to Exhibit 1
                                 (iii) to the Form 10-KSB annual report of the Company for its fiscal year ended September 30, 2003.

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

21. A description of the         A description of the subsidiaries of the
subsidiaries of the Company      Company.

23. Consent of Murrell, Hall,    Consent of Murrell, Hall, McIntosh & Co., PLLP,
McIntosh & Co., PLLP             independent auditor

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2006 and 2005 are as follows:

Name                                  Audit Fees   Audit Related Fees    Tax Fees   All Other Fees
----                                  ----------   ------------------    --------   --------------
Murrell, Hall, McIntosh & Co., PLLP
  for fiscal year ended
September 30, 2006                     $52,500             $0             $3,400          $0
September 30, 2005                     $47,500             $0             $3,400          $0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            Teleconnect Inc.


Date: December 22, 2006                 By: /s/ Gustavo Gomez
                                            ------------------------------------
                                            Gustavo Gomez
                                            Director, President and Treasurer


                                            /s/ Alfonso de Borbon
                                            ------------------------------------
                                            Alfonso de Borbon
                                            Chief Financial Officer,
                                            Executive Vice President and
                                            Principal Accounting and Financial
                                            Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 22, 2006                 By: /s/ Gustavo Gomez
                                            ------------------------------------
                                            Gustavo Gomez
                                            Director, Chief Executive Officer,
                                            President and Treasurer


                                        By: /s/ Alfonso de Borbon
                                            ------------------------------------
                                            Alfonso de Borbon
                                            Director, Chief Financial Officer,
                                            Executive Vice President and
                                            Principal Accounting and Financial
                                            Officer

                           INDEX OF EXHIBITS ATTACHED

Exhibit                               Description
-------                               -----------
21.                                   Description of Subsidiaries

23.       Consent of Murrell, Hall,   Consent of Murrell, Hall, McIntosh &
          McIntosh & Co., PLLP        Co., PLLP, independent auditor

31.1                                  Certification of Gustavo Gomez

31.2                                  Certification of Alfonso de Borbon

32.1                                  Certification of Gustavo Gomez and
                                      Alfonso de Borbon