Form 10QSB
period 2006-12-31
Teleconnect Inc.
filed 2007-02-14
CIK 1101688

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

                   Centro Comercial Camojan Corner, 1(a) plta
                      Camino de Camojan, Urb. Sierra Blanca
                             29603 Marbella - Spain
                    (Address of principal executive offices)

Issuer's telephone number, including area code:

                               011-34-95-202-9400

(Former name, former address and former fiscal year, if changed since last report) N/A

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 190,360,383 shares at February 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TELECONNECT INC.

                                      INDEX

PART  I. FINANCIAL INFORMATION

Item  1. Financial Statements:

  Condensed Consolidated Balance Sheet as of December 31, 2006
    (Unaudited)                                                          3

  Condensed Consolidated Statements of Operations for
    the three months ended December 31, 2006 and
    2005(Unaudited)                                                      4

  Condensed Consolidated Statements of Cash Flows for
  the three months ended December 31, 2006 and 2005
  (Unaudited)                                                            5

  Notes to Condensed Consolidated Financial Statements                   6

Item  2. Management's Discussion and Analysis or Plan of Operation      11

Item  3. Controls and Procedures                                        14

PART  II. OTHER INFORMATION

Item  1. Legal Proceedings                                              15

Item  2. Unregistered Sales of Equity Securities  and Use of Proceeds   15

Item  3. Defaults upon Senior Securities                                15

Item  4. Submission of Matters to a Vote of Security Holders            15

Item  5. Other Information                                              15

Item  6. Exhibits                                                       15

Signatures                                                              16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $    175,000
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $746,000                               561,000
  Accounts receivable - other                                        79,000
  Inventory                                                          48,000
  Prepaid Expenses                                                    2,000
                                                               ------------
    Total current assets                                            865,000
                                                               ------------

  PROPERTY AND EQUIPMENT, NET                                       281,000
                                                               ------------
  OTHER ASSETS:
    Vendor deposits                                                 316,000
    Other assets                                                     46,000
                                                               ------------
                                                               $  1,508,000

                                                               ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable - trade                                     $  2,655,000
  Accrued liabilities                                               682,000
  Notes payable to potential investor                               158,000
  Loans from related parties                                      2,595,000
  Deferred income                                                 1,875,000
                                                               ------------
    Total current liabilities                                     7,965,000
                                                               ------------
  STOCKHOLDERS' (DEFICIT):
  Preferred stock; par value of $0.001,
    5,000,000 shares authorized, no shares outstanding                   --
  Common stock; par value of $0.001,
    500,000,000 shares authorized, 181,360,383
    shares outstanding                                              182,000
  Additional paid-in capital                                     20,668,000
  Accumulated (deficit)                                         (24,879,000)
  Effect of cumulative translation adjustment                    (2,428,000)
                                                               ------------
    Total stockholders' (deficit)                                (6,457,000)
                                                               ------------
                                                               $  1,508,000

                                                               ============

   See accompanying summary of accounting policies and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (Unaudited)

                                                     Three  Months  Ended
                                                         December 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
SALES                                            $    974,000   $  1,307,000

COST OF GOODS SOLD (exclusive of
  depreciation shown separately below)                666,000       897,000
                                                 ------------   ------------

GROSS PROFIT                                          308,000        410,000
                                                 ------------   ------------
OPERATING EXPENSES:
  Selling, general and administrative expenses        902,000        396,000
  Depreciation                                         67,000         75,000
                                                 ------------   ------------
    Total operating expenses                          969,000        471,000
                                                 ------------   ------------

(LOSS) FROM OPERATIONS                               (661,000)       (61,000)
                                                 ------------   ------------
OTHER INCOME (EXPENSES):
  Other Expenses                                           --        (35,000)
  Interest expense                                    (26,000)      (368,000)
                                                 ------------   ------------
(LOSS) BEFORE INCOME TAXES                           (687,000)      (464,000)

PROVISION FOR INCOME TAXES                                 --             --
                                                 ------------   ------------
NET (LOSS)                                       $   (687,000)  $   (464,000)
                                                 ============   ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE      $      (0.00)  $      (0.00)
                                                 ============   ============
BASIC AND DIULTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                   181,360,383    109,505,819
                                                 ============   ============

THE COMPONENTS OF COMPREHENSIVE LOSS:
  Net (loss)                                     $   (687,000)  $   (464,000)
  Foreign currency translation adjustment             (51,000)        79,000
                                                 ------------   ------------

COMPREHENSIVE (LOSS)                             $   (738,000)  $   (385,000)
                                                 ============   ============

   See accompanying summary of accounting policies and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (Unaudited)

                                                  Three months ended
                                                     December 31,
                                                ---------------------
                                                   2006        2005
                                                ---------   ----------
CASH  FLOWS  FROM  OPERATING ACTIVITIES:

  Net  (loss)                                   $(687,000)  $(464,000)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
    Depreciation                                   67,000      75,000
    Non cash expenditures paid with stock          83,000     375,000
  Decrease (increase) in operating assets:
    Accounts receivable - trade                   (11,000)    138,000
    Accounts  receivable - other                  (71,000)    (31,000)
    Inventory                                     (29,000)     30,000
    Prepaid Expense                                36,000          --
    Vendor and other deposits                     (13,000)      5,000
Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities     (330,000)    (49,000)
    Deferred income and deposits                  190,000    (418,000)
                                                ---------   ---------
      Net cash provided by (used in)
        operating  activities                    (765,000)   (339,000)
                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of other assets                         (7,000)         --
  Purchase of property and equipment              (83,000)    (57,000)
                                                ---------   ---------
      Net cash (used in) investing
        activities                                (90,000)    (57,000)
                                                ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from related parties              973,000     292,000
  Loan proceeds from bank                           6,000     142,000
  Payment on tax agency obligation                (96,000)    (15,000)
  Payment on loan from bank                            --    (120,000)
                                                ---------   --------
      Net cash provided by financing
        activities                                883,000     299,000
                                                ---------   ---------
EFFECT OF EXCHANGE RATE                           (51,000)     79,000
                                                ---------   ---------
NET INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                (23,000)    (18,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                               198,000      70,000
                                                ---------   ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                   $ 175,000   $  52,000
                                                =========   =========

   See accompanying summary of accounting policies and notes to the financial statements.

                               ITS NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (Unaudited)

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                        2006               2005
                                                     ---------           -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                           $     --            $    566
                                                      ========           ========
SUPPLEMENTAL  DISCLOSURE  OF  NONCASH
  TRANSACTIONS:

Common stock issued for loan fees charged to
  interest on notes payable                          $     --            $299,000
Common stock issued for services received            $ 83,000            $ 25,000

     See accompanying summary of accounting policies and notes to financial statements.

                                TELECONNECT, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

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

As shown in the accompanying financial statement, the Company incurred losses of ($687,000) and ($464,000) for the three months ended December 31, 2006 and 2005, respectively. In addition, the Company has incurred substantial losses since its inception. As of December 31, 2006, the Company had a working capital deficit of $(7,100,000) and a stockholders' deficit of $(6,457,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of doubtful accounts of $746,000 at December 31, 2006.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. Advertising expenses totaled (euro)12,676 and (euro)7,527 for respectively for the three months ended December 31, 2006 and 2005.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on had at December 31, 2006 was held in Spanish financial institutions and is not protected by FDIC insurance.

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

Foreign Currency Adjustments -

The financial position and results of substantially all foreign operations are consolidated using the local currencies in which the Company operates as a functional currency. Local currency assets and liabilities are translated at the rates and exchange on the balance sheet date, and local currency revenues and expenses are translated at the average rates and exchange during the period. The resulting translation adjustments are recorded directly into a separate component of shareholders equity.

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

4. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of December 31, 2006 its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of December 31, 2006, three customers accounted for 30.19%, 12.22% and 10.38% of net accounts receivables.

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

The Company reviews the carrying value of property and equipment for the impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognizes no impairment losses related to the realization of property and equipment during the years ended December 31, 2006 and 2005.

Property and equipment, substantially all of which are located in Spain, at December 31, 2006 was comprised as follows:

Computers and switching systems   $ 2,571,000
Furniture and fixtures                138,000
Transportation equipment                6,000
                                  -----------
Total at cost                       2,715,000
                                  -----------
Less: Accumulated depreciation
  and amortization                 (2,434,000)
                                  -----------
Net Property and Equipment        $   281,000
                                  ===========

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Computers and switching systems   5-7 years
Furniture and fixtures              7 years
Transportation equipment            4 years

All depreciation is computed on a straight line bases over their useful lives.

6. LOANS FROM RELATED PARTIES

As of December 31, 2006, the Company had short term loans totaling $2,595,000 from shareholders. Of these, loans totaling $1,352,118 (1,213,000 EURO) bear no interest. The remaining loan from shareholders bear interest at 8% per annum. All shareholder loans are unsecured, and are due upon demand. Interest expense of $25,000 was incurred on these notes during the three months ended December 31, 2006.

7. NOTE PAYABLE

As of December 31, 2006, the Company has a short-term bridge loan of $158,000 from a potential investor. This note is interest bearing at 4% per 60 days and due now on demand.

8. OPERATING LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2011. Rent expense incurred in operating leases for the three months ended December 31, 2006 and 2005 are $25,000 and $34,000 respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2006 for each of the next five years and in the aggregate are:

Year ended September 30,                Amount
------------------------------------   --------

2007                                   $ 41,000
2008                                     68,000
2009                                     68,000
2010                                     68,000
2011                                     51,000
                                       --------
Total minimum future rental payments   $296,000
                                       ========

9. LITIGATION AND CONTINGENT LIABILITIES

A shareholder filed a suit against the Company claiming the right to an additional 623,100 shares of the Company's common stock and 246,624 euros in damage due to the failure to issue these shares on a timely basis. In August 2005, an agreement was reached whereby the Company will pay 29,000 euros and issue 1,000,000 two-year restricted shares once the shareholder had collaborated with some internal issues. As of September 30, 2006 the Company has paid 14,500 euros and accrued 96,000 euros for this settlement The associated 1,000,000 shares were issued in September 2006.

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of December 31, 2006, the Company has accrued $138,000 to cover the anticipated cost of settling several litigation matters.

10. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of December 31, 2006.

12. COMMON STOCK TRANSACTIONS

On October 11, 2006 the Company issued 180,000 shares of common stock with a fair market value of $12,600 for services.

On October 17, 2006 the Company issued 500,000 shares of common stock with a fair market value of $70,000 for services.

11. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods.

Diluted earnings per share was not disclosed as of December 31, 2006 and 2005 since the options and warrants outstanding at those dates were antidilutive. Warrants and options total 4,315,000 and 4,755,790 shares were outstanding at December 31, 2006 and 2005, respectively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION MAY INCLUDE CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Significant Accounting Estimates and Policies

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2006.

CONSOLIDATION POLICIES - The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,875,000 as of December 31, 2006.

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

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the December 31, 2006 exchange rate for assets and liabilities and at the historical exchange rate on stockholders' equity. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

We incurred a $(687,000) net loss for the three months ended December 31, 2006 as compared to a net loss of $(464,000) during the comparable period in 2005. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2006, decreased 25.5% to $974,000 from $1,307,000 for the quarter ended December 31, 2005. The decrease in sales is attributed to the fact that the market is extremely competitive and we have had to reduce our rates to the end users. It is important to note that the number of minutes switched, however, during the three months ended December 31, 2006 increased by 0.08% to 19,330,813 minutes from 19,315,080 minutes switched during the same three-month period in 2005 thus reflecting the fact that the volume of business is virtually the same. Hence, the Company is selling approximately the same level of minutes as during the same quarter in 2005 but the market price has been reduced by about 25%.

COST OF GOODS SOLD

Cost of goods sold decreased 25.8 % to $ 666,000 during the three months ended December 31, 2006 from $897,000 during the same period in 2005. This decrease was due primarily to the reduction in the rates the Company pays its suppliers of access and termination traffic. The reduction in Cost of Goods sold is proportional to the reduction in the market price of services. As such, the gross profit margin is virtually the same during the quarter ended December 31, 2006 and 2005 these being 31.6% and 31.4% respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increase by 127.8 % to $ 902,000 during the three months ended December 31, 2006 as compared to $396,000 for the comparable period in 2005. This increase in selling, general and administrative expenses reflect management's efforts during the quarter to develop and launch new services and also to produce new acquisition opportunities which required additional internal and external efforts.

DEPRECIATION

Depreciation expense decreased 10.7 % to $ 67,000 during the three months ended December 31, 2006 as compared to $75,000 for the comparable period in 2006.

INTEREST EXPENSE

Interest expense decreased 92.9 % to $ 26,000 during the quarter ended December 31, 2006, as compared to $368,000 during the comparable period in 2005. This is due primarily to the fact that shareholder loans totaling $1,352,118 at December 31, 2006 were interest free while during the quarter ended December 31, 2005, $350,000 was paid as common stock issued for loan fees charged to interest on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had negative working capital of approximately $(7,100,000), compared to negative working capital of $(6,669,000) at December 31, 2005.

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

The Company intends to sell its Common Stock and/or borrow additional funds from investors to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debt.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of December 31, 2006.

                                           Payments Due by Period
                                           ----------------------
                                           Less Than      One to      Three to
Contractual Obligations         Total      One Year    Three Years   Five Years
------------------------     ----------   ----------   -----------   --------
  Long-term  Debt            $  158,000   $  158,000
  Operating  Leases          $  296,000       41,000      136,000      119,000
Loans to Related Parties      2,595,000    2,595,000           --           --
  Total Contractual Cash
    Obligations              $3,049,000   $2,794,000     $136,000     $119,000
                             ==========   ==========     ========     ========

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of December 31, 2006, the Company has accrued $138,000 for the settlement of pending litigation.

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

February 13, 2007

                                        TELECONNECT INC.


By: /s/ Gustavo Gomez                   By: /s/ Alfonso de Borbon
    ---------------------------------       ------------------------------------
    Gustavo Gomez, Director,                Alfonso de Borbon,
    Chief Executive Officer,                Director, Chief Accounting
    President, and Treasurer                and Financial Officer,
                                            Executive Vice President and
                                            Chief Operating Officer

                                INDEX TO EXHIBITS

Exhibit

      No.    Description

      31.1   Certification of Gustavo Gomez

      31.2   Certification of Alfonso de Borbon

      32.1   Certification of Gustavo Gomez and Alfonso de Borbon