Form 10QSB
period 2007-03-31
Teleconnect Inc.
filed 2007-05-21
CIK 1101688

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                         Commission File Number: 0-24857


                                TELECONNENCT INC.
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


                   Centro Comercial Camojan Corner, 1a plta
                      Camino de Camojan, Urb. Sierra Blanca
                             29603 Marbella , Spain
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


       Issuer's telephone number, including area code: 011-34-95-202-9400
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 204,400,383 shares at May 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TELECONNECT INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

           Condensed Consolidated Balance Sheet as of March 31, 2007
           (Unaudited)                                                         4

           Condensed Consolidated Statements of Operations for the three
           and six months ended March 31, 2007 and 2006 (Unaudited)            5

           Condensed Consolidated Statements of Cash Flows for the
           six months ended March 31, 2007 and 2006 (Unaudited)                6

           Notes to Condensed Consolidated Financial Statements                8

Item  2. Management's Discussion and Analysis or Plan of Operation            13

Item  3. Controls and Procedures                                              15

                           PART II. OTHER INFORMATION

Item  1. Legal Proceedings                                                    16

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds          16

Item  3. Defaults upon Senior Securities                                      16

Item  4. Submission of Matters to a Vote of Security Holders                  16

Item  5. Other Information                                                    16

Item  6. Exhibits                                                             16

Signatures                                                                    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                                         $  1,093,000
 Accounts receivable - trade, net of allowance
  for doubtful accounts of $592,000                                     557,000
 Accounts receivable - other                                             20,000
 Inventory                                                               51,000
 Prepaid Expense                                                          1,000
                                                                   ------------
   Total current assets                                               1,722,000
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                             193,000
                                                                   ------------
OTHER ASSETS:
 Vendor deposits                                                        314,000
 Long-term notes receivable                                             506,000
 Other assets                                                            77,000
                                                                   ------------
                                                                   $  2,812,000
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable - trade                                          $  1,184,000
 Accrued liabilities                                                    646,000
 Deposits Held                                                        2,197,000
 Notes payable to unrelated third party                                 160,000
 Loans from related parties                                           2,479,000
 Deferred income                                                      1,849,000
                                                                   ------------
   Total current liabilities                                          8,515,000

STOCKHOLDERS' (DEFICIT):
 Preferred stock; par value of $0.001,
  5,000,000 shares authorized, no shares outstanding                         --
 Common stock; par value of $0.001,
  500,000,000 shares authorized, 204,400,383
  shares outstanding                                                    205,000
 Additional paid-in capital                                          21,384,000
 Accumulated (deficit)                                              (24,552,000)
 Effect of cumulative translation adjustment                         (2,740,000)
                                                                   ------------
   Total stockholders' (deficit)                                     (5,703,000)
                                                                   ------------
                                                                   $  2,812,000
                                                                   ============

                 See accompanying summary of accounting policies
                     and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For three months ended                     For six months ended
                                                                      March 31,                                March 31,
                                                          ---------------------------------       ---------------------------------
                                                               2007                2006                2007                2006
                                                          -------------       -------------       -------------       -------------
SALES                                                     $     984,000       $   1,039,000       $   1,958,000       $   2,346,000
COST OF GOODS SOLD (exclusive
 of depreciation shown
 separately below)                                              640,000             629,000           1,306,000           1,526,000
                                                          -------------       -------------       -------------       -------------
GROSS  PROFIT                                                   344,000             410,000             652,000             820,000
                                                          -------------       -------------       -------------       -------------

OPERATING  EXPENSES:
  Selling, general and
  administrative expenses                                     1,195,000           3,237,000           2,097,000           3,633,000
  Depreciation                                                   50,000              56,000             117,000             131,000
                                                          -------------       -------------       -------------       -------------
      Total  operating  expenses                              1,245,000           3,293,000           2,214,000           3,764,000
                                                          -------------       -------------       -------------       -------------
(LOSS) FROM OPERATIONS                                         (901,000)         (2,883,000)         (1,562,000)         (2,944,000)
                                                          -------------       -------------       -------------       -------------
OTHER  INCOME  (EXPENSES):
  Debt forgiveness income                                     1,259,000                  --           1,259,000                  --
  Other Income                                                       --                  --                  --             (35,000)
  Interest  expense                                             (31,000)            (24,000)            (57,000)           (341,000)
                                                          -------------       -------------       -------------       -------------
INCOME(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME  TAXES                                          327,000          (2,907,000)           (360,000)         (3,320,000)

PROVISION  FOR  INCOME  TAXES                                        --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
NET INCOME(LOSS)                                          $     327,000       $  (2,907,000)      $    (360,000)      $  (3,320,000)
                                                          =============       =============       =============       =============
BASIC AND DILUTIVE EARNINGS (LOSS)PER SHARE
  NET (LOSS)                                              $       (0.00)      $       (0.03)      $       (0.00)      $       (0.03)
                                                          =============       =============       =============       =============
AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                           190,896,383         115,281,015         186,018,406         112,360,747
                                                          =============       =============       =============       =============
THE  COMPONENTS  OF  COMPREHENSIVE INCOME (LOSS):
  Net Income (loss)                                       $     327,000       $  (2,907,000)      $    (360,000)      $  (3,320,000)
  Foreign currency translation
  adjustment                                                   (312,000)           (164,000)           (363,000)            (85,000)
                                                          -------------       -------------       -------------       -------------
COMPREHENSIVE INCOME(LOSS)                                $      15,000       $  (3,071,000)      $    (723,000)      $  (3,405,000)
                                                          =============       =============       =============       =============

                 See accompanying summary of accounting policies
                     and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For six months ended March  31,
                                                                           ---------------------------------------
                                                                               2007                        2006
                                                                           -----------                 -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                                              $  (360,000)                $(3,320,000)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Depreciation                                                             117,000                     131,000
      Cancellation of debt                                                  (1,240,000)                         --
      Non cash expenditures paid with stock                                    533,000                   3,113,000
    Decrease  (increase)  in  operating  assets:
      Accounts  receivable - trade                                              (7,000)                    (41,000)
      Accounts  receivable - other                                             (12,000)                    (34,000)
      Inventory                                                                (32,000)                     32,000
      Prepaid  expenses                                                         37,000                          --
      Vendor  and  other  deposits                                             (11,000)                         --
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued  liabilities                               (654,000)                   (140,000)

      Deferred  income  and deposits received                                  164,000                    (427,000)
                                                                           -----------                 -----------
        Net cash provided by (used in)
          operating  activities                                             (1,465,000)                   (686,000)
                                                                           -----------                 -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Notes Receivable                                                            (506,000)                         --
  Purchase  of  other assets                                                   (38,000)                         --
  Purchase of property and equipment                                           (45,000)                    (69,000)
                                                                           -----------                 -----------
        Net cash (used  in)
          investing  activities                                               (589,000)                    (69,000)
                                                                           -----------                 -----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Loan proceeds from related  parties                                        1,203,000                   1,572,000
  Loan proceeds from  bank                                                       8,000                     142,000
  Deposits received                                                          2,197,000                          --
  Payment on  tax  agency  obligation                                          (96,000)                    (41,000)
  Payment on loan from bank                                                         --                    (120,000)
  Payment on loan from related parties                                              --                    (545,000)
                                                                           -----------                 -----------

Net cash provided by financing activities                                    3,312,000                   1,008,000
                                                                           -----------                 -----------

EFFECT  OF EXCHANGE RATE                                                      (363,000)                   (123,000)
                                                                           -----------                 -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS                                                            895,000                     130,000

CASH AND CASH EQUIVALENTS,
  BEGINNING  OF  PERIOD                                                        198,000                      70,000
                                                                           -----------                 -----------
CASH AND CASH EQUIVALENTS,
  END  OF  PERIOD                                                          $ 1,093,000                 $   200,000
                                                                           ===========                 ===========

                 See accompanying summary of accounting policies
                     and notes to the financial statements.

                                TELECONNECT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For six months ended
                                                              March  31,
                                                    ----------------------------
                                                          2007           2006
                                                    --------------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                         $          -     $       566
                                                    =============    ===========

 SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Common stock issued for interest on notes payable   $           -    $   350,000
                                                    =============    ===========
Common stock issued for conversion of debt          $     289,000    $         -
                                                    =============    ===========
Common stock issued for services received           $     533,000    $ 3,113,000
                                                    =============    ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                TELECONNECT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2007

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

The Company has developed a new rechargeable prepaid telephone calling card as well as other rechargeable "white label" cards for specific distributors. In addition, the Company is working on the introduction of an electronic kiosk into the market which will increase the points of coverage providing an online payment method and real time recharging of prepaid calling cards and of mobile credits. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible.

In February 2005, the Board of Directors and Shareholders approved changing the name of ITS Networks Inc to Teleconnect Inc. in order to emphasize the nature of its strategic business plan which is to have the Company be a holding company with international subsidiaries and affiliates in different countries with similar names, thus taking advantage of brand recognition and customer loyalty. The Company has since established Teleconnect Telecom as another subsidiary in Spain and will establish other Teleconnect subsidiaries in other European countries.

The consolidated financial statements include the accounts of ITS Europe, Teleconnect Telecom, Teleconnect Comunicaciones and the Company. The Company is a provider of various telecommunication services and products within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred losses of ($360,000) and ($3,320,000) for the six months ended March 31, 2007 and 2006, respectively. In addition, the Company has incurred substantial losses since its inception. As of March 31, 2007, the Company had a working capital deficit of $(6,793,000) and a stockholders' deficit of $(5,703,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of doubtful accounts of $592,000 at March 31, 2007.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. Advertising expenses totaled $24,729 and $23,291 for respectively for the six months ended March 31, 2007 and 2006.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at March 31, 2007, was held in Spanish financial institutions and is not protected by FDIC insurance.

Comprehensive Income -

Comprehensive income consisted entirely of foreign currency translation gains and losses during the six months ended March 31, 2007 and 2006.

Consolidation Policy -

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all material intercompany accounts, transactions, and profits.

Deferred Revenues -

The Company recognizes revenue when earned. The proceeds from the sales of prepaid calling cards are recorded in the deferred income until such time as the time is utilized on its prepaid calling cards. Income from each card is recognized on a prorated basis as time is utilized on that card.

Earnings per Share -

Basic net income (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive affect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their exclusion would be anti-diluting

Estimates -

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contention assets and liabilities at the date of the financial statements and reporting periods of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Adjustments -

The financial position and results of substantially all foreign operations are consolidated using the local currencies in which the Company operates as a functional currency. Local currency assets and liabilities are translated at the rates and exchange on the balance sheet date, and local currency revenues and expenses are translated at the average rates, and exchange during the period. The resulting translation adjustments are recorded directly into a separate component of shareholders equity (deficit).

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

      In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management adopted this Statement on October 1, 2006 and its initial adoption had no material impact on the Company's financial position, results of operations, or cash flows.

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

      In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Implementation of AB No. 108 had no material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that as of March 31, 2007, its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of March 31, 2007, three customers accounted for 31.2%, 11.1% and 11.7% of net accounts receivables.

5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expenses as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses included in the results of operation for the respective period.

The Company reviews the carrying value of property and equipment for the impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognizes no impairment losses related to the realization of property and equipment during the periods ended March 31, 2007 and 2006.

Property and equipment, substantially all of which are located in Spain, at March 31, 2007, was comprised as follows:

Computers and switching systems                                     $ 2,393,000

Furniture and fixtures                                                  136,000
Transportation equipment                                                  6,000
                                                                    -----------
Total at cost                                                         2,535,000
                                                                    -----------

Less: Accumulated depreciation
and amortization                                                     (2,342,000)
                                                                    -----------
Net Property and Equipment                                          $   193,000
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

6. LOANS FROM RELATED PARTIES

As of March 31, 2007, the Company had short term loans totaling $2,479,000 from shareholders. Of these, loans totaling $1,352,118 (1,213,000 EURO) bear no interest. The remaining loans from shareholders bear interest at 8% per annum. All shareholder loans are unsecured, and are due upon demand. Interest expense of $31,000 and $57,000 was incurred on these notes during the three and six months ended March 31, 2007.

7. NOTE PAYABLE

As of March 31, 2007 the Company has a short-term bridge loan of $160,000 from a non-related third party.

8. OPERATING LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2011. Rent expense incurred in operating leases for the six months ended March 31, 2007 and 2006 are $56,000 and $34,000, respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2007 for each of the next five years and in the aggregate are:

Year ended September 30,                                        Amount
------------------------------                                ---------
  2007                                                         $ 34,000
  2008                                                           68,000
  2009                                                           68,000
  2010                                                           68,000
  2011                                                           51,000
                                                              ---------
Total Minimum future rental payments                          $ 289,000
                                                              =========

9. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of March 31, 2007, the Company has accrued $138,000 to cover the anticipated costs of settling several litigation matters.

10. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001. No shares of preferred stock were issued and outstanding as of March 31, 2007.

11. COMMON STOCK TRANSACTIONS

On October 11, 2006 the Company issued 180,000 shares of common stock with a fair market value of $12,600 for services.

On October 17, 2006 the Company issued 500,000 shares of common stock with a fair market value of $70,000 for services.

On February 12, 2007 the Company issued 9,000,000 shares of common stock with a fair market value of $450,000 for services.

On February 15, 2007 the Company issued to a shareholder 14,040,000 shares of common stock at the time he agreed to assume $1,404,000 of debt from a major creditor. However, the Company subsequently was able to settle this debt for $289,000. For financial reporting purposes the stock was valued at $289,000 with an offset against notes due to this shareholder.

12. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 190,896,383 and 115,281,015 for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, the shares used in the computations were 186,018,406 and 112,360,747, respectively.

Diluted earnings per share were not disclosed as of March 31, 2007 and 2006 since the options and warrants outstanding at those dates were antidilutive. Warrants and options of 4,315,000 and 4,755,790 shares were outstanding at March 31, 2007 and 2006, respectively

13. PROPOSED ACQUISTIONS

On February 15, 2007, the Company entered into an agreement to issue 52,720,000 shares of the Company's common stock for a 49% interest in Giga Matrix Holdings, BV; a 150,000 Euro note receivable from Giga and 1,650,000 Euro ($2,197,000) in cash. As of March 31, 2007, this transaction has not been closed. However, as of March 31, 2007, the Company had received a deposit of $2,197,000 from the counterparts to this transaction.

14. CANCELLATION OF DEBT INCOME

The Company entered into a agreement to settle a $1,404,000 million debt with a major creditor for $289,000 resulting in cancellation of debt income of $1,259,000.

15. NOTE RECEIVABLE

On February 22, 2007, the Company made a loan advance of $506,000 (350,000 Euro) to a third party who has agreed to facilitate the Company in making certain commercial arrangements with telecommunications companies located in foreign countries. This note is unsecured and is due on February 22, 2009, and bears interest at 8% per annum.

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

Significant Accounting Estimates and Policies

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2007.

CONSOLIDATION POLICIES - The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $1,849,000 as of March 31, 2007.

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

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS - The assets and liabilities of ITS Europe and Teleconnect whose functional currency is the Euro, are generally translated into US dollars at the March 31, 2007 exchange rate for assets and liabilities and at the historical exchange rate on stockholders' equity. The revenues and expenses are translated at average exchange rates for the periods. Resulting translation adjustments are accumulated and reflected as a separate component of stockholders' equity (deficit).

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

We realized net income of $327,000 for the three months ended March 31, 2007, as compared to a net loss of $2,907,000 during the comparable period in 2006. A comparison of revenues and expenses for the two periods is as follows:

Revenues

Sales for the three months ended March 31, 2007, decreased 5.3% to $ 984,000 from $ 1,039,000 for the quarter ended March 31, 2006. The decrease in sales is attributed to two basic factors: (1) the lack of marketing due to the shortage of working capital which was utilized to reduce dramatically the debts with the social security administration in Spain and (2) increased competitiveness in the market. In addition, distributors decided to exhaust all stock of product before replenishing their stock at the beginning of the year.

Cost of Goods Sold

Cost of goods sold increased 1.7% to $ 640,000 during the three months ended March 31, 2007, from $ 629,000 during the same period in 2006. The increase is a reflection of the costs associated with the increased quality of services which the market demands and which the Company uses to differentiate itself from the competition. Our gross profit margin decreased to 35% for this quarter ended March 31, 2007 from 39.5% for the similar quarter in 2006. This 4.5% decrease is due to the completion of calls for certain destinations through a more expensive carrier in order to ensure quality level.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 63.1% to $ 1,195,000 during the three months ended March 31, 2007 as compared to $ 3,237,000 for the comparable period in 2006. Most of this decrease is due to the fact that there has been considerably less stock issued for services this quarter than for the same period last year. Even so, $ 450,000 of the $ 1,195,000 was stock issued for services during February 2007.

Depreciation

Depreciation expense decreased 10.7 % to $ 50,000 during the three months ended March 31, 2007, as compared to $ 56,000 for the comparable period in 2006 because more equipment became fully depreciated during the quarter ended March 31, 2007.

Interest Expense

Interest expense increased 29.1% to $31,000 during the quarter ended March 31, 2007, as compared to $ 24,000 during the comparable period in 2006. This increase is due to an increase in interest bearing loans.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

We incurred a $ 360,000 net loss for the six months ended March 31, 2007 as compared to a net loss of $ 3,320,000 during the comparable period in 2006. A comparison of revenues and expenses for the two periods is as follows:

Revenues

Sales for the six months ended March 31, 2007, decreased 16.5% to $ 1,958,000 from $ 2,346,000 for the same period in 2006. The decrease in sales is attributed to two basic factors: (1) the lack of marketing due to the shortage of working capital which was utilized to reduce dramatically the debts with the social security administration in Spain and (2) increased competitiveness in the market. In addition, distributors decided to exhaust all stock of product before replenishing their stock at beginning of year.

Cost of Goods Sold

Cost of goods sold decreased 14.4% to $ 1,306,000 during the six months ended March 31, 2007, from $ 1,526,000 during the same period in 2006. Our gross profit margin decreased to 33.3% for the six month period ended March 31, 2007, from 35% for the similar period in 2006. This a 1.7% decrease is a reflection of the cost associated with the increased quality of services which the market demands and which the Company uses to differentiate itself from the competition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 56.4% to $ 2,097,000 during the six months ended March 31, 2007 as compared to $ 3,633,000 for the comparable period in 2006. Most of this decrease is due to the fact that there was significantly less stock issued for services. Even so, $ 533,000 of the $ 2,097,000 was stock issued for services during the six-month period ended March 31, 2007.

Depreciation

Depreciation expense decreased 10.7% to $ 117,000 during the six months ended March 31, 2007, as compared to $ 131,000 for the comparable period in 2006 because more equipment became fully depreciated during 2006.

Interest Expense

Interest expense decreased 83.2% to $ 57,000 during the six months ended March 31, 2007, as compared to $ 341,000 during the comparable period in 2006. This decrease is due to a substantial reduction in interest bearing loans.

Liquidity and Capital Resources

At March 31, 2007, the Company had negative working capital of approximately $ 6,793,000 compared to negative working capital of $ 6,893,000 at March 31, 2006. It is important to note that current liabilities include $ 2,197,000 of deposits held which will be taken to equity once the proposed transaction is completed. As such, the negative working capital position is expected to improve significantly.

The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, through an increase borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurance.

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

Contractual Obligations and Commercial Commitments

The following table is a recap of the Company's contractual obligations as of March 31, 2007.

Contractual Obligations                                      Payments Due by Period
                                                         Less Than      One to       Three to
                                          Total          One Year     Three Years   Five Years
                                        ----------      ----------      --------      -------
Long-term  Debt                         $       --      $       --      $     --      $    --
Note Payable                            $  160,000      $  160,000      $     --      $    --
Loans from Related Parties              $2,479,000      $2,479,000      $     --      $    --
Operating  Leases                       $  289,000      $   34,000      $204,000      $51,000
                                        ----------      ----------      --------      -------
Total Contractual Cash Obligations      $2,928,000      $2,673,000      $204,000      $51,000
                                        ==========      ==========      ========      =======

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon their evaluation of these controls and procedures as of March 31, 2007) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no changes in the Company's internal controls or other factors that could affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In the normal course of its operations, the Company has, from time to time, been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations, except that as of March 31, 2007, the Company has accrued $ 168,000 Euros for the settlement of pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      On February 12, 2007, the Company issued 9,000,000 shares of Common Stock with a fair market value of $450,000 for services in reliance upon Regulation S under the Securities Act of 1933.

      On February 15, 2007, the Company issued 14,040,000 shares of Common Stock for the conversion of $289,000 in debt in reliance upon Regulation S under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      None

ITEM 5. OTHER INFORMATION

      During the quarter ended March 31, 2007, the Company entered into a stock purchase agreement for the purpose of acquiring a company and securing a cash investment. The stock purchase agreement did not become effective or close prior to the end of quarter, March 31, 2007. The stock purchase agreement consists of the following:

Giga Matrix Holding B.V.

      Pursuant and subject to the terms of this Agreement, the Company agreed to issue 52,720,000 shares of its Common Stock to a group of investors in exchange for a total investment of 4,000,000 Euro into Teleconnect consisting of the 49% holding in Giga Matrix Holding B.V., the transfer of a 150,000 Euro loan to the Company given to Giga by the investors, and payment of 1,650,000 Euro in cash. The 1,650,000 Euro was advanced to the Company prior to March 31st, 2007 and is reflected on the Company's financial statements as Deposits Received.

ITEM 6. EXHIBITS

Exhibits

31.1 Certification of Gustavo Gomez

31.2 Certification of Alfonso de Borbon

32 Certification of Gustavo Gomez and Alfonso de Borbon

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2007

                                    TELECONNECT INC.

By:  /s/ Gustavo Gomez             By:  /s/ Alfonso de Borbon
     -----------------------         ---------------------------
     Gustavo Gomez, Director,      Alfonso de Borbon, Director, Chief Accounting
     Chief Executive Officer,      and Financial Officer, Executive Vice
     President, and Treasurer      President and Chief Operating Officer

                                INDEX TO EXHIBITS

Exhibits No.     Description

31.1             Certification of Gustavo Gomez
31.2             Certification of Alfonso de Borbon
32               Certification of Gustavo Gomez and Alfonso de Borbon