Form 10KSB/A
period 2006-09-30
Teleconnect Inc.
filed 2007-08-02
CIK 1101688

              United States Securities and Exchange Commission

                             Washington, D.C. 20549


                                  Form 10-KSB/A


|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

for the fiscal year ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission File Number: 0-30611

                                Teleconnect Inc.
                                --------------
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

                           SEPTEMBER 30, 2006 AND 2005

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


/s/ Murrell, Hall, McIntosh & Co., PLLP

December 12, 2006

Oklahoma City, Oklahoma

                                TELECONNECT INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $    198,000
Accounts receivable - trade, net of allowance
  for doubtful accounts of $280,000                                     550,000
Accounts receivable - other                                               8,000
Inventory                                                                19,000
Other current assets                                                     38,000
                                                                   ------------
Total current assets                                                    813,000
PROPERTY AND EQUIPMENT, NET                                             265,000
OTHER ASSETS:
Vendor deposits                                                         303,000
Other assets, net of amortization of $23                                 39,000
                                                                   ------------
  Total assets                                                     $  1,420,000
                                                                   ============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade                                           $  2,675,000
Accrued liabilities                                                     992,000
Advance from potential investor                                         152,000
Current portion of payment obligation to taxing authority                83,000
Loans from related parties                                            1,622,000
Deferred income                                                       1,685,000
                                                                   ------------
Total current liabilities                                             7,209,000
                                                                   ------------
LONG TERM DEBT
Payment obligation to tax agency, net of current portion
  shown above                                                            13,000
STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
  authorized, no shares outstanding                                          --
Common stock; par value of $0.001, 500,000,000 shares
  authorized, 180,680,363 shares outstanding                            181,000
Additional paid-in capital after effect of reverse stock split,      20,586,000
Less: Prepaid syndication fees                                               --
Accumulated (deficit)                                               (24,192,000)
Effect of cumulative translation adjustment                          (2,377,000)
                                                                   ------------
Total stockholders' (deficit)                                        (5,802,000)
                                                                   ------------
  Total liabilities and stockholders deficit                       $  1,420,000
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
                                                      ===========  ========  ===========  ============   ===========    ===========

                                TELECONNECT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                                   Page 1 of 2

                                                          2006          2005
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $(3,891,000)  $(3,005,000)
Adjustments to reconcile net (loss) to
  net cash used in operating activities:
Provision for bad debt                                    (41,000)           --
Depreciation                                              240,000       444,000
Gain on disposition of assets                                  --
Non-cash expenditures paid with Stock                   3,113,000     1,251,000
Decrease (increase) in operating assets:
Accounts receivable - trade                              (258,000)      109,000
Accounts receivable - other                                67,000            --
Inventory                                                  15,000        12,000
Prepaid expenses                                          (38,000)        2,000
Vendor and other deposits                                 (90,000)      (23,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities                  249,000      (121,000)
Deferred income and deposits received                    (218,000)      138,000
Payment on tax agency obligation                         (294,000)      (83,000)
                                                      -----------   -----------
Net cash provided by (used in) operating activities    (1,146,000)   (1,276,000)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets                                  (39,000)           --
Purchase of property and equipment                        (56,000)     (214,000)
                                                      -----------   -----------
Net cash provided by (used in) investing activities       (95,000)     (214,000)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties                      1,289,000       993,000
Loan proceeds from bank                                   152,000       379,000
Payment on loan from bank                                (120,000)     (507,000)
Payments on loans from related parties                         --      (504,000)
Repurchase and cancellation of stock                       (8,000)      (15,000)
Proceeds from sale of common stock                        380,000     1,160,000
                                                      -----------   -----------
Net cash provided by financing activities               1,693,000     1,506,000
                                                      -----------   -----------
EFFECT OF EXCHANGE RATE                                  (324,000)      (39,000)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          128,000       (23,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                        70,000        93,000
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                         $   198,000   $    70,000
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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of doubtful accounts of $280,000.

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

The Company extends credit to various retailers who acquire prepaid calling cards from the Company and resell them to end users. Credit terms vary between 30 and 90 days. All receivables are unsecured. Substantially all revenues are ultimately realized from cards acquired by these resellers.

During the year ended September 30, 2006 the Company had net bad debt recoveries of $41,497. During the year ended September 30, 2005 the Company had no provision for bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $280,000.


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

                                            Teleconnect Inc.


Date: July 31, 2007                     By: /s/ Gustavo Gomez
                                            ------------------------------------
                                            Gustavo Gomez
                                            Director, President and Treasurer


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


Date: July 31, 2007                     By: /s/ Gustavo Gomez
                                            ------------------------------------
                                            Gustavo Gomez
                                            Director, Chief Executive Officer,
                                            President and Treasurer


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