Form 10QSB
period 2007-06-30
Teleconnect Inc.
filed 2007-08-20
CIK 1101688

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              OF 1934 for the quarterly period ended June 30, 2007

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________to _________

                         COMMISSION FILE NUMBER 0-24857

                                TELECONNECT INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                          52-2137517
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   Centro Comercial Camojan Corner, 1(a) plta
                      Camino de Camojan, Urb. Sierra Blanca
                             29603 Marbella - Spain
                    ----------------------------------------
                    (Address of principal executive offices)

                               011-34-95-202-9400
                               ------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 20, 2007: 230,025,383 shares

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TELECONNECT INC.
                                      INDEX

PART  I.  FINANCIAL INFORMATION

Item  1.  Financial Statements:


     Condensed Consolidated Balance Sheet as of                              3
        June 30, 2007 (Unaudited)


    Condensed Consolidated Statements of Operations                          4
        for the Three and Nine Months Ended June 30, 2007 and 2006 (Unaudited)


    Condensed Consolidated Statements of Cash Flows                          5
        for the Nine Months Ended June 30, 2007 and
        2006 (Unaudited)

     Notes to Condensed Consolidated Financial Statements                    6

Item  2.  Management's Discussion and Analysis or Plan of Operations        14

Item  3.  Controls and Procedures                                           18

Item 3A(T).  Controls and Procedures                                        18

PART  II. OTHER INFORMATION

Item  1.  Legal Proceedings                                                 20

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds       20

Item  3.  Defaults upon Senior Securities                                   20

Item  4.  Submission of Matters to a Vote of Security  Holders              20

Item  5.  Other Information                                                 20

Item  6.  Exhibits                                                          21

Signatures                                                                  21

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                TELECONNECT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    301,000
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $629,000                                   564,000
  Accounts receivable - other                                            34,000
  Inventory                                                              50,000
  Prepaid expenses                                                        1,000
                                                                   ------------
      Total current assets                                              950,000
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                             338,000

OTHER ASSETS:
  Goodwill                                                              349,000
  Vendor deposits                                                       314,000
  Long-Term Notes Receivable                                            513,000
  Other assets                                                           63,000
                                                                   ------------

                                                                   $  2,527,000
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - trade                                         $  1,173,000
  Accrued liabilities                                                   633,000
  Deposits Held                                                       2,198,000
  Notes payable                                                         162,000
  Loans from related parties                                          2,413,000
  Deferred income                                                     2,015,000
                                                                   ------------

      Total current liabilities                                       8,594,000
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock; par value of $0.001,
    5,000,000 shares authorized, no shares outstanding                       --
  Common stock; par value of $0.001,
    500,000,000 shares authorized, 230,025,383
    shares outstanding                                                  230,000
  Additional paid-in capital                                         22,240,000
  Accumulated (deficit)                                             (25,897,000)
  Other comprehensive income (loss) - effect of
    translation adjustment                                           (2,640,000)
                                                                   ------------

      Total  stockholders'  (deficit)                                (6,067,000)
                                                                   ------------

                                                                   $  2,527,000
                                                                   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                                         TELECONNECT INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
                                                            (Unaudited)


                                                           For three months ended                  For nine months ended
                                                                 June 30,                                 June 30,
                                                     ---------------------------------       ---------------------------------
                                                          2007                2006                2007               2006
                                                     -------------       -------------       -------------       -------------
SALES                                                $     980,000       $   1,236,000       $   2,938,000       $   3,582,000
COST OF GOODS SOLD (exclusive of
  depreciation shown separately below)                     889,000             790,000           2,195,000           2,316,000
                                                     -------------       -------------       -------------       -------------
GROSS  PROFIT                                               91,000             446,000             743,000           1,266,000
                                                     -------------       -------------       -------------       -------------

OPERATING EXPENSES:
  Selling, general and administrative expenses           1,385,000             593,000           3,482,000           4,568,000
  Depreciation                                              64,000              58,000             181,000             189,000
                                                     -------------       -------------       -------------       -------------
      Total operating expenses                           1,449,000             651,000           3,663,000           4,757,000

(LOSS) FROM OPERATIONS                                   1,345,000            (205,000)         (2,920,000)         (3,491,000)
                                                     -------------       -------------       -------------       -------------

OTHER INCOME (EXPENSES):
  Debt forgiveness income                                       --                  --           1,259,000                  --
  Other income (expense)                                    46,000             (20,000)             46.000             287,000
  Interest expense                                        (33,000)             (2,000)            (90,000)           (343,000)
                                                     -------------       -------------       -------------       -------------

(LOSS) BEFORE INCOME TAXES                              (1,345,000)           (227,000)         (1,705,000)         (3,547,000)
PROVISION FOR INCOME TAXES                                      --                  --                  --                  --
                                                     -------------       -------------       -------------       -------------

NET (LOSS)                                           $  (1,345,000)      $    (227,000)      $  (1,705,000)      $  (3,547,000)
                                                     =============       =============       =============       =============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Net (Loss)                                         $       (0.01)      $       (0.00)      $       (0.01)      $       (0.03)
                                                     =============       =============       =============       =============

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                        215,657,251         179,486,022         195,898,020         137,091,975
                                                     =============       =============       =============       =============

THE COMPONENTS OF COMPREHENSIVE LOSS:
  Net (loss)                                         $  (1,345,000)      $    (227,000)      $  (1,705,000)      $  (3,547,000)
  Foreign currency translation adjustment                  100,000            (376,000)           (263,000)           (461,000)
                                                     -------------       -------------       -------------       -------------

COMPREHENSIVE INCOME (LOSS)                          $  (1,245,000)      $    (603,000)      $  (1,968,000)      $  (4,008,000)
                                                     =============       =============       =============       =============

                                       The accompanying notes are an integral part of these
                                           condensed consolidated financial statements.



                                     TELECONNECT INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
                                        (Unaudited)


                                                            2007              2006
                                                        -----------       -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net (loss)                                            $(1,705,000)      $(3,547,000)
  Adjustments to reconcile net (loss) to
    net cash used in operating  activities:
      Depreciation                                          181,000           189,000
      Cancellation of Debt                               (1,259,000)               --
      Non-cash expenditures paid with stock               1,132,000         3,113,000
    Decrease (increase) in operating assets:
      Accounts receivable - trade                            20,000          (169,000)
      Accounts receivable - other                           (24,000)           69,000
      Inventory                                             (28,000)           25,000
      Prepaid expenses                                       37,000           (22,000)
      Vendor and other deposits                               8,000           (11,000)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities             (856,000)          (71,000)
      Deposits Held                                       2.198.000                --
      Deferred income and deposits received                 209,000          (268,000)
                                                        -----------       -----------
        Net cash provided by (used in)
          operating activities                              (87,000)         (692,000)
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes Receivable                                         (482,000)               --
  Purchase of other assets                                  (20,000)               --
  Purchase of Property and Equipment                       (213,000)          (72,000)
                                                        -----------       -----------

    Net cash (used in)investing activities                 (715,000)          (72,000)
                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from related parties                        992,000           707,000
  Loan proceeds from bank                                        --           153,000
  Payment on tax agency obligation                          (96,000)         (111,000)
  Payment on loan from bank                                      --          (120,000)
  Payment on loan from related parties                           --          (617,000)
  Proceeds from sale of common stock                             --         1,242,000
                                                        -----------       -----------

   Net cash provided by financing activities                896,000         1,254,000
                                                        -----------       -----------

EFFECT OF EXCHANGE RATE                                       9,000          (461,000)
                                                        -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          103,000            29,000
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                       198,000            70,000
                                                        -----------       -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $   301,000       $    99,000
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                             $        --       $       566
                                                        ===========       ===========
   Income taxes                                         $        --       $        --
                                                        ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Long-term debt converted to common stock             $        --       $        --
                                                        ===========       ===========
   Common stock issued for interest on
   notes payable                                        $        --       $ 1,796,000
   Common stock issued for conversion of debt           $   289,000                --
                                                        ===========       ===========
   Common stock issued for services received            $ 1,132,000       $ 2,814,000
                                                        ===========       ===========

                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                        TELECONNECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2006.

The Company's revenues are subject to seasonal variations due to fluctuations in tourist use of calling cards. The results for the nine months ended June 30, 2007 may not be indicative of results for the fiscal year ending September 30, 2007.

The Company has developed a new rechargeable prepaid telephone calling card. Other marketing actions are being planned to bring up sales levels to help reach a monthly breakeven as quickly as possible.

In February 2005, the Board of Directors and shareholders of the Company approved changing the name of ITS Networks Inc to Teleconnect Inc. in order to emphasize the nature of the strategic business plan which is to have the Company be a holding company with international subsidiaries and affiliates in different countries with similar names, thus taking advantage of the brand recognition and customer loyalty. The Company will establish Teleconnect Spain as a subsidiary and will establish other Teleconnect subsidiaries in other European countries.

On March 29, 2006, the Company established a new subsidiary, Teleconnect Telecom, SL Unipersonal(Telecom) to market its prepaid calling cards in Latin America. The Company invested 3,000 EURO to establish Telecom.

On June 15th, 2007 the Company bought 100% of Photowizz, a Dutch-based company which supplies electronic payment Kiosks.

The consolidated financial statements include the accounts of ITS Europe, Teleconnect Telecom, Photowizz (Mediawizz) and the Company. The Company is a provider of various telecommunication services and products primarily within Spain. Significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred losses of $(1,705,000) and $(3,547,000) for the nine months ended June 30, 2007 and 2006, respectively. In addition, the Company has incurred substantial losses since its inception. As of June 30, 2007, the Company had a working capital deficit of $(7,644,000) and a stockholders' deficit of $(6,067,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of doubtful accounts of $629,000 at June 30, 2007.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. Advertising expenses totaled $48,124 and $52,187 for respectively for the nine months ended June 30, 2007 and 2006.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on had at June 30, 2007 was held in Spanish financial institutions and is not protected by FDIC insurance.

Comprehensive Income -

Comprehensive income consisted entirely of foreign currency translation gains and losses during the nine months ended June 31, 2007 and 2006.

Consolidation Policy -

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all material intercompany accounts, transactions, and profits.

Deferred Revenues -

The Company recognizes revenue when earned. The proceeds from the sales of prepaid calling cards are recorded in the deferred income until such time as the time is utilized on the cards. Income from each card is recognized on a prorated basis as a time is utilized on that card.

Earnings per Share -

Basic net income (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive affect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their exclusion would be anti-dilutive.

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

Foreign Currency Adjustments -

The financial position and results of substantially all foreign operations are consolidated using the local currencies in which the Company operates as a functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at the average rates of exchange during the period. The resulting translation adjustments are recorded directly into a separate component of shareholders equity.

Income Taxes -

The deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax losses and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income and in the years in which these temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment change. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at October 1, 2006 did not have a material effect on the Company's financial position.

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

      In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management adopted this Statement on October 1, 2006 and its initial adoption of FIN 48 had no material impact on the Company's financial position, results of operations, or cash flows.

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

      In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Implementation of SAB No. 108 had no material impact on the Company's financial position, results of operations, or cash flows.

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

4. CONCENTRATION OF CREDIT

The Company extends credit to retailers on the sale of prepaid calling cards. Substantially all sales are made in Spain. The Company has incurred substantial losses in the past from the extension of credit but believes that, as of June 30, 2007, its allowance for credit related losses is adequate to cover any uncollectible receivables.

The Company does not require collateral or other security to support financial instruments that are subject to credit risk.

As of Juen 30, 2007, three customers accounted for 31.2%, 14.1% and 10.2% of sales.

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

The Company reviews the carrying value of property and equipment for the impairment on an annual basis. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value of the assets. The Company recognized no impairment losses related to the realization of property and equipment during the nine months ended June 30, 2007 and 2006.

Property and equipment, substantially all of which are located in Spain, at June 30, 2007, were comprised as follows:

Computers and switching systems                                     $ 2,450,000
Furniture and fixtures                                              $   145,000
Transportation equipment                                            $     6,000
                                                                    -----------
Total at cost                                                       $ 2,601,000
                                                                    -----------

Less: Accumulated depreciation
and amortization                                                    $(2,263,000)
                                                                    -----------
Net Property and Equipment                                          $   338,000
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

6. LONG-TERM NOTE RECEIVABLE

On February 22, 2007, the Company entered into a loan agreement with J. Veenedaal Holding, B.V. ("J.V. Holdings"). This agreement required the Company to make a 350,000 euro ($513,000) loan to J.V. Holdings with the understanding that J.V. Holdings would secure certain commercial agreements for the company in Asia. The loan is for a period of two years and does not specify an interest rate. As of June 30, 2007, the Company has not accrued any interest income related to this note. This note is unsecured.


7. LOANS FROM RELATED PARTIES

As of June 30, 2007, the Company had short-term loans totaling $2,413,000 from shareholders. These loans bear interest at 8% annually, are unsecured, and are due upon demand. Interest expense of $33,000 and $90,000 was incurred on these notes during the three and nine months ended June 30, 2007.

During March 2006, the Company agreed to pay loans to an individual totaling $845,923 (665,400 EUROS) in 12 monthly installments of 55,450.06 EUROS through February 2007. As stated in the agreement, the loans are no longer bearing interest at 9%. This agreement was subsequently renegotiated and as of June 30, 2007, the Company still owed 8 monthly payments of 25,000 EUROS each.

8. NOTE PAYABLE

As of June 30, 2007 the Company has a short-term bridge loan of $162,000 from a potential investor. This note is interest bearing at 4% per 60 days and is due on demand.

9. OPERATING LEASES

The Company leases various office space and equipment under operating leases expiring in various years through 2011. Rent expense incurred in operating leases for the nine months ended June 30, 2007 and 2006 are $151,000 and $99,000 respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2007 for each of the next five years and in the aggregate are:

Year ended September 30,                                                Amount
------------------------                                                ------
2007                                                                  $125,000
2008                                                                  $125,000
2009                                                                  $125,000
2010                                                                  $125,000
2011                                                                  $125,000
                                                                      --------
Total Minimum future rental payments                                  $625,000
                                                                      ========

10. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of June 30, 2007, the Company has accrued $138,000 to cover the anticipated cost of settling several litigation matters.

11. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of June 30, 2007.

12. STOCK TRANSACTIONS

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

   On May 14, 2007, the Company issued 5,000,000 shares of common stock valued at $200,000 for syndication fees associated with the Stock issuance in the Giga Matrix acquisition (See note 12).

   On May 14, 2007 the Company issued 15,000,000 shares of common stock with a fair market value of $600,000 for consulting services.

   On June 15, 2007 the Company issued 5,625,000 shares of common stock with a fair market value of $281,250 in connection with the purchase of MediaWizz (See
Note 12).

13. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The numbers of shares used in the computations were 215,657,251 and 179,486,022 for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006 the shares used in the computations were 195,898,020 and 137,091,553, respectively.

Diluted earnings per share were not disclosed as of June 30, 2007 and 2006 since the options and warrants outstanding at those dates were antidilutive. Warrants and options totaling 4,315,000 and 4,755,790 shares were outstanding at June 30, 2007 and 2006, respectively

14. ACQUISITIONS

On June 15, 2007 the Company finalized an agreement to acquire 100% on the outstanding stock in PhotoWizz BV (MediaWizz), for the issuance of 5,625,000 shares of the Company's common stock valued at $281,250 and (euro)108,000 ($148,854).

This acquisition was treated as a purchase. The purchase price was allocated as follows:

Cash                                              $ 56,000
Accounts receivable                                 13,000
Property and equipment                             129,000
Other assets                                         6,000
Goodwill                                           349,000
Liabilities assumed                               (126,000)
                                                  --------
Total purchase consideration                      $427,000
                                                  ========

In accordance with the terms of the purchase agreement, the Company is obligated to make an additional 142,000 (euro) in capital contributions at 12,000 (euro) per month to help finance MediaWizz expansion of operations.


15. PROPOSED ACQUISITIONS

On February 15, 2007, the Company entered into an agreement to issue 52,720,000 shares of the Company's common stock for a 49% interest in Giga Matrix Holdings, BV, a 150,000 Euro note receivable from Giga and 1,650,000 Euro $(2,197,000) in cash. As of June 30, 2007, this transaction has not been closed. However, as of June 30, 2007, the Company had received a deposit of $2,197,000 from the counterparts to this transaction.

16. CANCELLATION OF DEBT INCOME

The Company entered into an agreement to settle a $1.4 million debt with UNI2 for $289,000 resulting in cancellation of debt income of $1,259,000.

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

SIGNIFICANT ACCOUNTING ESTIMATES AND POLICIES

Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of June 30, 2007, the Company has negative working capital of $(7,644,000) and a deficit net worth of $(6,067,000). This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. There are cash equivalents of $301,000 at June 30, 2007.

CONSOLIDATION POLICIES - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from the sale of prepaid calling cards are recognized at the time the cards are used. Unused time is reflected in deferred revenue until the time is utilized or the card reaches its expiration date. The Company had deferred revenues of $2,015,000 as of June 30, 2006.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

We incurred a $(1,345,000) net loss for the three months ended June 30, 2007 as compared to a net loss of $(227,000) during the comparable period in 2006. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2007 decreased 20.7% to $980,000 from $1,236,000 for the quarter ended June 30, 2006. The decrease in sales is due to a decline in the volume of calls placed in 2007 as compared to 2006.

COST OF GOODS SOLD

Cost of goods sold increased 12,5% to $889,000 during the three months ended June 30, 2007 from $790,000 during the same period in 2006. The increase in cost of goods sold is attributable primarily to the higher cost associated to some of the newer products and services without receiving the corresponding increase of sales due to ramp up times. Cost of goods sold as a percentage of sales for the three month period ended June 30, 2007 increased by 26.8% from 63.9% to 90.7%.

GROSS PROFIT

Gross Profit for the three months ended June 30, 2007 decreased 79.6% to $91,000 from $446,000 during the same period in 2006. This is due to the reduction in sales without the corresponding reduction in costs of goods sold. Gross profit as a percentage of sales for the three month period ended June 30, 2007 decreased by 26.8% from 36.1% (2006) to 9.3% (2007).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 133.6% to $1,385,000 during the three months ended June 30, 2007 as compared to $593,000 for the comparable period in 2006. The increase is due primarily to the issuance of 15,000,000 shares of common stock valued at $600,000 for consulting services.

DEPRECIATION

Depreciation expense increased 10.3% to $64,000 during the three months ended June 30, 2007 as compared to $58,000 for the comparable period in 2006. This increase is due to property additions during the current year.

INTEREST EXPENSE

The Company incurred interest expense of $33,000 during the three months ended June 30, 2007 as compared to $2,000 during the comparable period in 2006. Interest expense increased due to increased borrowing during 2007.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

We incurred a $(1,705,000) net loss for the nine months ended June 30, 2007 as compared to a net loss of $(3,547,000) during the comparable period in 2006. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2006 decreased 17.98% to $2,938,000 from $3,582,000 for the nine months ended June 30, 2006. This decrease is due to a decline in the volume of calls placed by customers in 2007 as compared to 2006.

COST OF GOODS SOLD

Cost of goods sold decreased 5.2% to $2,195,000 during the nine months ended June, 2007 from $2,316,000 during the same period in 2006. The decrease in cost of goods sold is attributable primarily to the lower sales volume offset in part by higher carrier charges per call. This effect was dampened by the additional costs incurred in products and services which have not yet ramped up in sales.. Cost of good sold as a percentage of sales for the nine month period ended June 30, 2007 increased by 10.0% from 64.7% to 74.7%.

GROSS PROFIT

Gross Profit for the nine months ended June 30, 2007 decreased 41.3% to $743,000 from $1,266,000 during the same period in 2006. Gross profit as a percentage of sales for the nine month period ended June 30, 2007 decreased 10.0% from 35.3% in 2006 to 25.3% in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 23.8% to $3,482,000 during the nine months ended June 30, 2007 as compared to $4,568,000 for the comparable period in 2006. Of the $3,482,000, $1,132,000 is due to the Common Stock issued to consultants for services and other expenses. As such, the selling, general and administrative expenses would have been $2,315,000. If the stock bonuses to employees are not considered for the year 2006, that is $2,200,000, the selling, general and administrative expense would have been $2,368,000 during the nine months ended June 30, 2006. Hence for the nine month period ending June 30, 2007, there would have been a reduction of $18,000 in selling, general and administrative expense from the comparable period in 2006.

DEPRECIATION

Depreciation expense decreased 4.2% to $181,000 during the nine months ended June 30, 2007 as compared to $189,000 for the comparable period in 2006.

INTEREST EXPENSE

The Company incurred interest expense of $90,000 during the nine months ended June 30, 2007 as compared to $343,000 during the comparable period in 2006. The decrease is due to high interest rates paid in 2006 for certain short term loans.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company has negative working capital of $(7,644,000) and a deficit net worth of $6,067,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurances.

During the 2005, 2006 fiscal years and into 2007, the Company's management focused on improving margins on its prepaid business by reducing operating costs and reducing outstanding debt. As a result, it has decreased its debt and looked for additional debt/equity funding. Its telephone services have been redefined as a part of a new marketing mix and certain services relaunched with a raw image and brand name associated with the prepaid telephone card business of Teleconnect. The Company has constantly focused on reducing its operating costs to a minimum and is still taking measures which will further reduce its monthly expenses.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are designed to ensure that information required to be disclosed in our reports and filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accurately recorded, processed, summarized, and reported, according to the rules and regulations and within the time periods proscribed by the Exchange Act. The Company believes that its internal controls and procedures relating to its financial reporting are designed to provide reasonable assurance of achieving the Company's goals of compliance with the Exchange Act. However, the design of any system of financial control is based upon certain assumptions about the likelihood of future events and is affected by the amount of resources available to a company and inherent risks within any control procedure. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of the inherent limitations in financial disclosure, controls, and procedures, the Company may not be able to prevent or detect all misstatements or failures to comply with the Exchange Act. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or under the supervision of, the Company's Chief Executive Officer and President, and the Company's Treasurer and Chief Financial and Accounting Officer. The Company's Chief Executive Officer and President, the Company's Treasurer and Chief Financial and Accounting Officer, the board of directors, management, and other personnel, are involved in implementing the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures.

The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and includes those policies and procedures that:

      (1) pertain to the maintenance of records in reasonable detail and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the management and directors of the Company; and

      (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets, or unauthorized transactions, that could have a material effect on the Company's financial statements.

The Certifying Officers are aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended June 30, 2007, that could materially affect the Company's ability to comply with the Exchange Act. The Certifying Officers are aware of no instances during the quarter ended June 30, 2007, whereby the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations. As of June 30, 2006, the Company has accrued $138,000 to cover the anticipated cost of settling several litigation matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2006 the Company issued 180,000 shares of common stock with a fair market value of $12,600 for services.

On October 17, 2006 the Company issued 500,000 shares of common stock with a fair market value of $70,000 for services.

On February 12, 2007 the Company issued 9,000,000 shares of common stock with a fair marker value of $450,000 for services.

On February 15, 2007 the Company issued to a shareholder 14,040,000 shares of common stock at the time he agreed to assume $1,404,000 of debt from a major creditor. However, the Company subsequently was able to settle this debt for $289,000. For financial reporting purposes the stock was valued at $289,000 with an offset against notes due to this shareholder.

On May 14, 2007, the Company issued 5,000,000 shares of common stock valued at $200,000 for syndication fees associated with the Stock issuance in the Giga matrix acquisition (See note 12).

On May 14, 2007, the Company issued 15,000,000 shares of common stock with a fair market value of $600,000 for consulting services.

On June 15, 2007 the Company issued 5,625,000 shares of common stock with a fair market value of $281,250 in connection with the purchase of MediaWizz (See Note
12).

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


AUGUST 20,  2007


TELECONNECT  INC.


BY: /S/ GUSTAVO GOMEZ                    BY: /S/ ALFONSO DE BORBON
    ---------------------------              -------------------------
    GUSTAVO GOMEZ, DIRECTOR,                 ALFONSO DE BORBON,
    CHIEF EXECUTIVE OFFICER,                 DIRECTOR, EXECUTIVE VICE
    PRESIDENT, CHIEF FINANCIAL               PRESIDENT AND CHIEF OPERATING
    OFFICER AND TREASURER                    OFFICER

INDEX TO EXHIBITS



Exhibit No.            Description
-----------            -----------

31.1          Certification of Gustavo Gomez

31.2          Certification of Alfonso de Borbon

32            Certification of Gustavo Gomez and Alfonso de Borbon