Form 10-K
period 2007-09-30
Teleconnect Inc.
filed 2009-06-18
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-30611

Teleconnect Inc.
(Name of small business issuer in its charter)

Florida	52-2137517
(State or other jurisdiction of	(I.R.S. Employer Identification No.
incorporation or organization)

Centro Comercial Camoján Corner, 1ª plta
Camino de Camoján, Urb. Sierra Blanca
29603 Marbella – Málaga
(Address of principal executive offices)

Registrant’s telephone number, including area code: 011-34-95-202-9400

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed fiscal quarter ended March 31, 2009:  $1,344,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  September 30, 2007:  332,243,707 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

PART I

Item 1.    Business

General

Teleconnect Inc. (the Company) (initially named Technology Systems International Inc.) was incorporated under the laws of the State of Florida on November 23, 1998. It did not conduct any significant operations until December 2000 when there was a change in control and name of the Company.  Affiliated with the change of control, the Company, now named ITS Networks Inc., acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company founded in 1995. As a result, ITS Europe, S.L. (ITS Europe) became a wholly owned subsidiary and the Company entered into the telephone business in Spain.

On December 15, 2002, the Company entered into a stock exchange agreement in reliance upon Regulation S under the Securities Act of 1934 with Teleconnect Comunicaciones, S.A. (Teleconnect SA), a company formed under the laws of Spain, conducting a pre-paid telephone card business in Spain.  During the 2003 fiscal year, the operating activities of ITS Europe S.L. were assumed by Teleconnect. As a result, all substantial operations of the Company were conducted by Teleconnect, where business was merely based on pre-paid telephone services and post-paid services in Spain.

During October 2003, the Company sold its postpaid business to Affinalia, a Spanish postpaid accounts reseller. Therefore, at the end of 2003, the Company was only engaged in prepaid telephone voice services.

During the 2004 fiscal year, the Company decreased its debt, and focused on improving margins and reducing cost. Its telephone services were redefined and certain services were relaunched with a new image and brand name associated with its prepaid telephone card business.

Its prime activities being conducted by Teleconnect SA, in February 2005 the Company changed its name into Teleconnect Inc. During 2005 and 2006 the Company’s main objective was to achieve a monthly operational breakeven situation. Attempting to increase its sales, it developed a new prepaid telephone card with a magnetic strip which was launched into the market though several significant distribution channels.

During the fiscal year 2007, the Company was mainly engaged in the telecommunication industry in Spain and offered prepaid telecommunications services for home and business use.  In order to become more competitive in the market, Teleconnect SA invested in 2007 in setting up additional switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs).

Also, the Company in 2007 planned steps that would increase sales, streamline the distribution of prepaid telephony, and further reduce other costs. As part of these plans, stakes in three early stage companies were acquired: Mediawizz (100% Holland), Giga Matrix (49% Holland) and Ownersair (35% U.K.). The products of these three companies were identified as complementary to Teleconnect. They involved customer loyalty programs which aimed for an increase in clientele, as well as multimedia kiosks for the sales of prepaid telephone vouchers enabling easier distribution of Teleconnect SA’s products.

During the fiscal year 2007 and 2008 however, in execution of these plans, the Company again was not able to change its fortune. As a consequence, towards the end of 2008, plans were developed in the direction of a drastic change in course.

This drastic change in course involves a relief from cash draining activities. Even though the Company maintained its telecommunications activities during the fiscal year 2007 and 2008 in consistency with previous plans, it is our plan to dispose of the Spanish subsidiaries involved in the telephone business in the early fiscal year 2009. A Preliminary Proxy Statement has been filed on April 8th 2009 seeking shareholder approval for this step.

The change in course also involves the Company to be transparent and recuperate the status of good standing with the regulatory authorities. As to this, the Company is in the process of submitting past due filings and thus provide relevant information to shareholders. In this annual report, we elaborate as much as possible on events that took place up to date. In parallel, the Company is establishing principles of proper Corporate Governance and the plans to implement it.

The Board recently approved the issuance of shares to Hombergh Holdings BV in exchange for debt forgiveness as well as the commitment for its support in providing funds that enable the Company to enter this period of transition. Though the Board is fully aware that it had the proper authorization to execute the issuance of these shares, in line with its enforced philosophy of transparency, it requests ratification by the shareholders of this Board decision in the next shareholders meeting, since in this particular case, this share issuance did have a significant dilutive effect for all shareholders.

Management is convinced that the instrument of stock issuance is a useful means to incidentally raise funds that enable the Company to better achieve increased stockholder’s value, rather than stock issuances structurally applied in the process of business. As for raising the necessary funds, the Company plans a route towards sustainable income, credibility and sustainable financing.

For reasons mentioned in the Preliminary Proxy Statement of April 8th 2009, and in line with its plans towards sustainable income and financing as the alternative to structural stock issuances, the Company plans a 1 for 100 reverse stock split.

The Company is currently involved in a series of ongoing negotiations, and plans, as part of the change in course, a new core business. Currently, the Company is exploring with the relevant parties an acquisition that is expected to make Teleconnect viable.

Telecommunications Industry in Spain

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

In order to offer telecommunications services in Spain, a company must hold the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. Teleconnect  SA (96,63% owned by Teleconnect Inc.) possesses a carrier license to sell telecommunications services and as such to interconnect itself with other carriers.

Long distance services in Spain became very competitive after 1999, forcing a continuous decrease in prices to end users, putting a strain on margins and results. Teleconnect SA’s initial service offering focused primarily on offering inexpensive international prepaid calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service during fiscal 2007, Teleconnect maintained interconnection agreements with BT Spain, Jazztel, Primus, Worldcom and other major carriers.

Products and Services

During 2007, Teleconnect SA provided  prepaid voice telephone services only to its customers through prepaid calling cards as well as prepaid residential and small business accounts. It also has a prepaid long distance service which can  be accessed from any mobile phone. Teleconnect SA intends to diversify its service offering with other prepaid services.

Currently, Teleconnect SA offers various types of prepaid calling cards which are used primarily by tourists, students, and immigrants. They are purchased from a variety of local merchants, kiosks, etc. These cards are cost effective and can be used from hotels, pay phones, public and/or any private telephone.

The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their “code” or “PIN”. The code is then confirmed and the user dials the number. The calling cards typically expire sixty days after first activation. Teleconnect sold approximately 500,000 calling cards during its fiscal year ended September 30, 2007.

For those clients who have a fixed line and/or a mobile provided by a telecom operator in Spain, the Teleconnect SA offers a pre-paid residential account with which clients  can save money on their international calls. These customers are typically foreigners living in Spain or having a second home in Spain, as well as small and medium enterprises with international contacts.

The prepaid accounts technically work similar to the prepaid calling cards except for the fact that our network recognizes the caller’s line identification. A PIN is therefore not needed, making prepaid accounts more convenient. Customers can recharge their balance manually or automatically.

Marketing

The marketing strategy of the residential services during fiscal year 2007 remained focused on foreigners in Spain. These foreigners are primarily located on the coastal areas of Spain, including the islands.

The prepaid calling cards are distributed in Spain through thousands of vending points including some  large retail chains.  Teleconnect SA concentrated its marketing activities to maintain this network of outlets, where the before-mentioned stakes in the three startup companies were acquired with a main objective to improve the efficiency in distribution of prepaid telephony and attract a larger group of customers.

 Industry Participants and Competition

The growth of the telecommunications industry from 1997 to 2002 attracted many new entrants as well as existing businesses from different industries to enter the telecommunications business. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. Our present primary competitor is Telefonica S.A. Other significant competitors include Orange, Jazztel, Citycall and Communitel.   The market since 2004 has grown much slower than in previous years.

Some participants specialize in specific segments of the market, such as access and/or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services.

Regulation

General . The Spanish government undertook a process of revising the legislative and regulatory scheme applicable to participants in the telecommunications industry in preparation for the liberalization of the telecommunications market in December 1998. As the main step in this process, on April 24, 1998, the Spanish Parliament passed the new General Law on Telecommunications (Law 11/1998). This law was published in the Official Gazette on April 25, 1998 and took effect on April 26, 1998.

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

European Union Regulations . Since 1995, the European Union has adopted a number of directives that regulate the provision of telecommunications services in European Union member states, including:

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

Regulatory Framework . The provision of telecommunications services in Spain is regulated and overseen by the Spanish government through the Secretary of State for Telecommunications and Information Society, a unit of the Ministry of Science and Technology. The Ministry of Science and Technology has various powers, including in certain cases the authority to grant licenses or authorizations, if applicable, for telecommunications services and to impose sanctions for certain infringements of the General Law on Telecommunications. An additional independent oversight body, the Telecommunications Market Commission, was created in 1996. The Telecommunications Market Commission supervises the activities of telecommunications operators and has the authority to grant licenses for telecommunications services and to arbitrate any conflicts that may arise between operators, subject to the consent of the interested parties. The Telecommunications Market Commission is also responsible for safeguarding free competition in the telecommunications market, particularly with regard to a plurality of service offerings, access to networks and network interconnection. With regard to interconnection, the Telecommunications Market Commission may make a binding decision in respect of any conflict between operators and may fix tariffs (other than for regulated services), such as interconnection charges, in the event of disputes.

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

Tariffs . Under the general principles of the General Law on Telecommunications, operators are free to fix tariffs. Nevertheless, the Spanish government's Delegate Commission for Economic Affairs has the authority, subject to the issuance of a report by the Telecommunications Market Commission, to establish fixed, maximum or minimum tariffs, or to determine the criteria by which to establish tariffs and the mechanism for their control. In doing so, the government's Delegate Commission for Economic Affairs must take into account:

*	the effective cost of the applicable service; and
*	the degree of competition in the market for the applicable service

The General Law on Telecommunications recognized the existence of an imbalance in the tariffs charged for fixed-line telephone services as of the date of its enactment and the need to rebalance such tariffs. The General Law on Telecommunications further recognized the possibility of compensating the dominant operator (Telefonica de Espana) for the access deficit which may result from the existing rate imbalance.

Interconnection . The General Law on Telecommunications requires owners of public telecommunications networks to allow competitors to interconnect with their networks and services at non-discriminatory rates and under non-discriminatory conditions. The General Law on Telecommunications provides that the conditions for interconnection are to be freely agreed among the parties while the government has the authority to establish the minimum conditions for interconnection agreements, which must be included in all interconnection agreements. On July 24, 1998, the government issued a Royal Decree elaborating the regulations relating to interconnection. Where the parties are unable to reach an agreement, the Telecommunications Market Commission may impose the obligations to interconnect upon the conditions it dictates. Similarly, the Telecommunications Market Commission may release certain network owners, temporarily and on a case-by-case basis, from the obligation to interconnect where there are technical or commercial alternatives to such interconnection.

Although under the General Law on Telecommunications interconnection prices may be freely negotiated, prices charged by Telefonica de Espana, as the dominant operator in Spain, are determined by an Interconnection Offer Framework approved by the government.

In August 2001, the Telecommunications Market Commission approved modifications to the Interconnection Offer Framework, which include among other things, new interconnection prices that are between 20% and 30% below previously existing interconnection prices. Consequently, on September 11, 2001, Telefonica S.A. filed a petition with the Telecommunications Market Commission against the new interconnection prices, claiming that they are below Telefonica de España's actual costs, as measured in accordance with accounting criteria approved by the Telecommunications Market Commission. On November 2, 2001, the Telecommunications Market Commission dismissed Telefonica de España's petition, except with respect to interconnection rates in connection with Internet access. As a result, Telefonica de España is seeking relief through administrative litigation.

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

Public Service Obligation . The General Law on Telecommunications provides that the owners of public telecommunications networks, as well as operators rendering telecommunications services on the basis of an individual license, are subject to certain public service obligations. In addition, some of these obligations may be imposed on operators whose services require a general authorization.

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

Terminal Equipment . The General Law on Telecommunications provides that consumers may freely purchase or lease any terminal equipment, including telephone sets, and connect that equipment to the telecommunications network. All terminal equipment is required by the General Law on Telecommunications to meet certain technical specifications and safety requirements and is subject to the prior approval of the Secretary of State for Telecommunications and Information Society.

Ownership Limitations . Pursuant to the General Law on Telecommunications, direct or indirect investments in us and by foreign persons may not exceed 25% of our share capital unless otherwise provided for by the applicable international treaties or agreements, including the Fourth Protocol of the General Agreement on Trade in Services (GATS), or authorized by the Spanish government. Pursuant to European Union directives, citizens of other European Union member states, including entities domiciled in such countries, are not considered foreign persons for the purposes of this provision. However, under Spanish law any foreign investment by non-European Union governments and state-owned and state-controlled entities (regardless of the amount of such investment) requires the Council of Minister's prior approval unless otherwise provided for in the applicable treaties. For purposes of computing the 25% threshold, only holdings of capital stock in excess of 5% and holdings that would entitle the foreign investor to designate a member of our Board of Directors are taken into account. The 25% threshold does not apply to our subsidiaries generally. However, certain of our subsidiaries may be subject independently to similar constraints.

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

Regulation in the United States

Our operations are in Spain and Holland and as such are not currently subject to regulation in the U.S., either at the federal or state level.

Employees

As of September 30, 2007, the Company and its subsidiaries had 22 full-time employees, of which one person was engaged in general management, eleven persons in operations, five people in marketing and sales, three in accounting and finance, one in human resources and office management, and one person in business development including marketing. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

The Company has experienced no organized work stoppages and believes that its relationship with its employees is good. The Company believes that an important factor in its future success will be its ability to attract and retain highly qualified personnel. Competition for such personnel in the industry in Spain and Holland is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business and results of operations. In such competitive environment, Teleconnect must differentiate itself based primarily on good customer care, ease for the customer to work with us, clarity of its invoices and quick response to service problems. Since we cannot pay high material incentives to the employees, we attempt to provide a healthy, enjoyable working environment where personal achievements and contributions are recognized.

Banking Arrangements

On September 30, 2007, there are no current outstanding bank loans.

Information Structure. While the Company is investigating new markets and products, we are depending mainly on our Spanish subsidiaries. We must continue to develop our information systems infrastructure as the number of our clients and the amount of information they wish to access might increase. The development of our Information Systems network infrastructure might therefore require financial, operational and management resources. We may not be able to expand our network adequately to meet the demand for increased usage. If we do not adapt our systems to developments, additional stress may be placed on our network hardware, the traffic management and other systems and operating facilities. There is a risk that our network may be unable to service our clients while maintaining high performance.

Transmission Availability. A variety of factors, uncertainties and contingencies that are beyond our control, such as the availability of transmission capacity, the price of transmission capacity, availability of wireless transmission capacity and technologies, local regulations and availability of sales representatives or other third party sales and support channels may affect our network. A failure to provision adequate transmission facilities in certain locations as we maintain our planned service coverage may have a material adverse effect on our ability to service our clients and maintain our business.

Growth. Limited growth in the past has been a function of the funds available to invest in capacity and equipment. Also, we have been unfortunate in acquisitions or co-operations that were engaged to establish the desired growth. This has placed a significant strain on management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. In the unlikelihood that we grow, we must not only manage demands on this team but also increase management resources, among other things, to expand, train and manage our employee base and maintain close coordination among our technical, accounting, financing, marketing and sales staff. In addition, our network infrastructure in Spain, technical support, applications, and other resources may not be sufficient to facilitate any growth. If any growth is not properly managed, management may be unable to adequately support our clients in the future.

Teleconnect SA efforts continuously aim to expand its services and increase its customer base simultaneously so that both are increased in a proportional relationship which allows them to mutually support each other. Rapid expansion of the service area or technical facilities and capacity, without the customer base to support it, would be inefficient and result in a substantial decrease in financial return. Likewise, a substantial increase in the customer base which cannot be supported by our technical facilities and service area would impact the Company's ability to service its customers in a detrimental way and might result in an unfavorable sales environment and inability to maintain the customer base.

Customer Retention . Our ability to retain our clients and provide them with new and innovative service offerings may suffer if we are not able to keep up with the rapid technological developments in our industry and continue to ensure competitive prices of its services. In addition, even though the current telecoms market conditions are weeding out many players, other new competitors are arising from large, solid companies traditionally dedicated to telecoms and other non-telecoms business.

Technological Changes . The global communications industry is subject to rapid and significant technological changes, such as continuing developments of alternative technologies for providing high-speed data communications. It is difficult to predict the effect of technological changes on our business. We will rely in part on third parties, including our competitors, for the development of and access to communications and networking technologies. It is expected that new services and technologies applicable to the Spanish market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services Our future success will depend in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. New access to technologies on acceptable terms may, or may not, be obtained such that the company may or may not be able to provide new services in a competitive manner.

Management Changes . On July 31, 2007, an agreement was reached with Gustavo Gomez that he would leave the Company by October 30, 2007 and Mr. Leonardus Geeris assumed the function of President and Chief Executive Officer of the Company. On December 11,th, 2008, Mr. Geeris stepped down from all of the positions he occupied in the company in favor of Mr. Dirk Benschop. Mr. Benschop is now President and CEO of Teleconnect Inc. If members of our senior management team leave the Company, the Company’s ability to operate its business could be negatively affected. Our future success depends to a significant extent on the continued services of the senior management. The loss of services or any other present or future key management or employee, could have a material adverse effect on our business. We do not maintain “key person” life insurance for any of our personnel

Competition for Employees. Competition for highly-skilled personnel is intense and the success of our business depends on our ability to attract and retain highly-skilled employees. As Teleconnect Inc grows, the Company will need to hire additional personnel in all areas. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish.

Sales Relationships . If we are unable to maintain our sales representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted.

We are, and will continue to be, significantly dependent on a number of third-party relationships, our sales representatives and partners, to market and support our services. Many of our arrangements with third-party providers are not exclusive and may be terminated at the convenience of either party. No assurances can be provided that these third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future, that they will meet their sales targets or that they will not develop their own competitive services.

We may not be able to maintain our current relationships or form new relationships with third parties that supply us with clients, synergies, software or related products that are important to our success. Accordingly, no assurances are provided that our existing or prospective relationships will result in sustained business partnerships, successful offerings or the generation of significant revenues.

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

Regulatory Approvals . The Company directly assumes the responsibility for obtaining and maintaining the regulatory approvals and licenses that it may need to offer our communications services in other jurisdictions and provinces.

Suppliers . Delays in receiving transmission capacity or delays in equipment delivery or loss of our equipment suppliers could impair the quality of our services and growth.

Transmission capacity is acquired by lease or purchase by our subsidiaries from various suppliers to connect client premises to our network and for other network connections. They have from time to time experienced short-term delays in receiving the requisite transmission capacity from suppliers. There are no assurances that they will be able to obtain these services in the future within the time frames required by us at a reasonable cost. Any failure to obtain transmission capacity on a timely basis and at a reasonable cost in a particular jurisdiction, or any interruption of local access services, could have an adverse effect on their service levels and our growth.

Service Disruptions. If the network infrastructure is disrupted or security breaches occur, we may lose clients or incur additional liabilities.

We may in the future experience interruptions in service as a result of fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our offices and equipment, similar measures taken by others have been insufficient or circumvented in the past. There can be no assurance that our measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of confidential information stored in the computer systems or transmitted by our clients. Furthermore, addressing security problems may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

Competition . The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology and marketing.

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

Variable Revenues and Operating Results . Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

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

Governmental Regulation . We face uncertain and changing regulatory restrictions which could limit our operating flexibility and increase our costs.

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

Penny Stock Trading Rules . When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be “penny stocks” that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

Future Sales of Our Common Stock May Depress Our Stock Price . The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were approximately 332,243,707 shares of our Common Stock outstanding as “restricted securities” as defined in Rule 144 as of September 30, 2007, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

Technological Changes . Global industries are subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to communications and networking technologies. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. Our future success will depend in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan. We believe that the global communications industry should set standards to allow for the compatibility of various products and technologies. The industry however, may not set standards on a timely basis or at all. As such, the Company is investing in launching new services in Spain based on technologies which exist in the United States but that are still relatively new to Europe.

Voting Control . The largest single shareholder of the Company as of September 30, 2007, Mr. Leonardus Geeris, owns directly and indirectly approximately 45.37% of the Company’s outstanding Common Stock as of that date.. This stockholder has exercised considerable influence over all matters requiring approval by our stockholders, including approval of significant corporate transactions and acquisitions. Geeris Holding Nederland, B.V. and Diependael BV are companies owned by Leonardus Geeris, a director and executive officer of the Company. During fiscal year 2007, Mr. Geeris has transferred all stock in name of Geeris Holding Nederland and in Diependael, into his own personal name. Subsequent to the closing of this fiscal year end, Mr. Geeris on October 31, 2007, also assumed the role of President and CEO of Teleconnect Inc from Mr. Gomez. Subsequently, on December 11th, 2008, Mr. Benschop replaced Mr. Geeris as President and CEO of the Company.

Item 1A        Risk Factors

We May Not Achieve or Sustain Profitability in the Future . We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2007, we had an accumulated deficit of $(27,063,048) and had a stockholders' equity of $(467,549). As shown in the accompanying financial statement, the Company incurred losses of ($2,999,829) and ($3,763,738) for the years ended September 30, 2007 and 2006, respectively. In addition, the Company has incurred substantial losses since its inception. As of September 30, 2007, the Company had a working capital deficit of $(2,488,032) and a total shareholders’ deficit of $(467,549). These factors raise substantial doubt about the Company's ability to continue as a going concern. These results and facts are the justification for a significant change in direction and focus of the Company to be implemented by new management during the current fiscal year 2009.

If the telecommunications services of Teleconnect SA and Teleconnect Telecom SL do not become widely used in our market, and the above mentioned significant change in direction cannot be achieved, it is unlikely that we will become profitable.

In order for us to be successful, cash draining activities must be disposed off, debt needs to be restructured and cost must be reduced, and new markets must be entered with new and profitable products. We may not succeed in attracting sufficient funds to overcome the period of transition that is necessary to create viable situation.

The lack of liquidity of the Company’s stock inherently has the risk that shares may not find a buyer thus making it more difficult for shareholders to sell their shares.

Item 1B        Unresolved Staff Comments

None

Item 2.          Properties

The Company’s principal executive offices are located at Centro Comercial Camoján Corner, 1ª plta, Camino de Camoján, Urb. Sierra Blanca, 29603 Marbella – Málaga, Spain.

These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3. Legal Proceedings

 In the normal course of its operations, the Company has, from time to time in the past, been named in legal actions seeking monetary damages. While the outcome of these matters could not be estimated with certainty, management did not expect, based upon consultation with legal counsel, that they would have had a material effect on the Company's business or financial condition or results of operations.

To this effect, we have a provision of approximately $136,000 to cover these and other litigation cases threatened against the Company.

The Company has filed in Spain and in Holland legal actions against parties which owe money to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters put forth to vote at a meeting of the security holders during the fiscal year ended September 30, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High Closing Bid Price	Low Closing Bid Price

Year Ended December 31, 2005
1 st Quarter	$0.48	$0.20
2 nd Quarter	$0.40	$0.15
3 rd Quarter	$0.23	$0.11
4 th Quarter	$0.15	$0.08

Year Ended December 31, 2006
1 st Quarter	$0.22	$0.13
2 nd Quarter	$0.30	$0.14
3 rd Quarter	$0.17	$0.06
4 th Quarter	$0.16	$0.05

Year Ended December 31, 2007
1 st Quarter	$0.10	$0.04
2 nd Quarter	$0.10	$0.04
3 rd Quarter	$0.08	$0.02
4 th Quarter	$0.04	$0.01

The closing bid price of the Common Stock of the Company on September 30, 2007 was $0.02 per share.

Stock Option, SAR and Stock Bonus Consultant Plan

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 20,000,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2007, 14,574,324 shares of common stock had been issued under this plan.

Sale of Unregistered Securities

During 2007, the Company issued 30,644,000 shares in exchange for $2,058,594 in debt from an existing shareholder. These issuances are broken down as follows: 14,040,000 shares of the common stock of the Company to Leonardus G.M.R. Geeris for assuming the Company’s debt payable to UNI2, a Spanish telecommunications carrier, and 16,604,000 shares for debt forgiveness of €1,186,000 or $1,660,400 from an existing shareholder.

During the year ended September 30, 2007, the Company issued 49,104,000 shares for a capital injection of €1,650,000 (or $2,310,000) and the right of claim on a €150,000 ($210,000) loan on Giga Matrix (company which Teleconnect acquired 49% during the fiscal year 2007)

During the year ended September 30, 2007, the Company issued 3,616,000 shares of common stock at $0.05 usd per share totaling $180,800 in exchange for 49% of Giga Matrix BV.

During the year ended September 30, 2007, the Company issued 5,625,000 shares of common stock at $0.05 usd per share totaling $281,250 in exchange for 100% of Photowizz BV (Mediawizz).

During the year ended September 30, 2007, the Company issued 42,680,000 shares of common stock for consulting services totaling $1,722,599. These issuances of stock are broken down as follows: 33,000,000 shares of common stock were issued at $0.036 usd for consulting services totaling $1,190,000 to Destalink (a company beneficially owned by Mr. Lanting); 9,000,000 shares of common stock with a fair market value of $450,000 for services to Quick Holdings BV, Quack, Holdings BV and Queck Holdings BV in the proportions of 60%, 20% and 20% respectively; 500,000 shares of common stock with a fair market value of $70,000 for services to Kirk Haynes and 180,000 shares of common stock issued with a fair market value of $12,600 for services to two partners of Qtro, a distributor of Teleconnect Comunicaciones SA for extra consulting services rendered.

During the year ended September 30, 2007, the Company issued 20,000,000 shares of common stock for a capital contribution of €1,538,462 or $2,153,847

During the year ended September 30, 2007 the Company issued 3,894,324 shares of common stock pursuant to the Company’s 2006 Stock Option, SAR and Stock Bonus Plan for total compensation of $116,830.

Item 6. Selected Financial Data

The following table sets forth certain operating information regarding the Company.

	Year Ended	Year Ended
	September 30, 2007	September 30, 2006
Revenues	$28,485	$-
Cost of goods sold	$107,986	$-
Selling, general and administrative	$3,010,305	$3,391,114
Depreciation	$5,202	$-
Other Income (Expenses)	$18.433	$-
Gain on forgiveness of debt	$57,172	$-
Loss on investment	$(380,277)	$-
Interest expense	$125,302	$358,251
Net income (loss) from discontinued operations	$525,153	$(14,373)
Net Loss	$(2,999,829)	$(3,763,738)
Comprehensive Loss	$(3,360,015)	$(4,088,416)
Net Loss Per Share	$(0.02)	$(003)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Forward Looking Statements

When used in this annual report on Form 10-K and in our other filings with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “plans”, “will continue”, “is anticipated”, “estimated”, “expect”, “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below and in the Description of Business section of this annual report. We undertake no obligation to release publicly revisions we made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this annual report and/or attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2 to the financial statements. We consider the following accounting policies to be the most critical:

Estimates. The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company’s property and equipment.

Revenue Recognition. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenue from the sale of multimedia kiosks from our Mediawizz subsidiary are recognized in the period ended September 30, 2007.

Revenue from sales of telecommunication services (included in discontinued operations) is generally recognized during the period when the services are rendered. Prepaid services which have not yet been rendered are reflected in deferred income until such time as the services are rendered.

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

The Company adopted FAS-123R on October 1, 2005 utilizing the modified prospective method. The adoption of FAS -123 R had no impact on the financial statements as the Company did not issue any options during either of the two fiscal years ended on September 30, 2007. All options and warrants were fully vested at the date of issuance.

Segment Reporting. We have adopted FAS 131, A Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have two reportable segments; multimedia kiosk sales and service, which encompasses Mediawizz , and telecommunications systems and related services which encompasses the companies of Teleconnect Comunicaciones SA, Teleconnect Telecom SL, Recarganet and ITS Europe.

Discontinued operations. In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain for €1,001 with the Company retaining 10% of Teleconnect Spain. The Company has accounted for the subsidiaries as per SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the results of operations of these subsidiaries were reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet.

Overview

We derive our revenues from continued operations primarily from the sale of multimedia kiosks to retail chains. These kiosks can be applied for different functions such as recharging prepaid telephone cards. Our revenues and operating results will depend in the future upon the continued adoption and use of the services provided by the multimedia kiosks supplied by Mediawizz. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

We derived our revenues from discontinued operations primarily from the sale of our long-distance telecommunication services. Our revenues and operating results have depended upon the continued adoption and use of our products and services by consumers and small businesses. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

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

Our three most significant customers during fiscal year 2007, now included in discontinued operations, each accounted for more than 10% of our revenues during the year ended September 30, 2007. These are: Telecor 27.22%, Grupo Sigla 12.39%, Satti Telecom 11.49%. Domestic sales in Spain accounted for 100% of our revenues in 2006 and 99.6% in 2007; having received some revenue from Mediawizz, affiliated company based in Holland. Mediawizz is in the process of obtaining new retail chains to carry the kiosk. Once the contracts are firm, they will be made public.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to decrease in absolute dollars as we employ fewer personnel and incur fewer costs related to the growth of our business and our operation as a public company. Having said this, we include stock-based compensation as a part of general and administrative expenses.

Year Ended September 30, 2007, compared to the year ended September 30, 2006

Assets

Total assets for the period ended September 30, 2007 increased 179.13% to $4,297,582 compared to $1,539,632 for the period ended September 30, 2006. This increase is due primarily to the consolidation in 2007 of PhotoWizz; 100% owned by Teleconnect. The assets from discontinued operations in 2006 of $1,520,719 represent 98.77% of all assets while the assets from discontinued operations in 2007 represented $1,566,700 or 36.46% of total assets.

Liabilities

Current liabilities for the period ended September 30, 2007 decreased 34.47% to $4,726,640 compared to $7,212,440 for the period ended September 30, 2006. This decrease is due primarily to the debt forgiveness of a large creditor as well as other debt forgiveness of loans from related parties. The liabilities from discontinued operations in 2006 of $5,376,032 represent 74.54% of total current liabilities while the liabilities from discontinued operations in 2007 represented $3,336,921 or 70.60% of total current liabilities.

With the sale of the Spanish subsidiaries, the Company will reduce its assets by 36.36% but its liabilities by 70.60% leaving $1,389,719 of current liabilities, 71,83% of which is due to related parties. In addition, with this sale, the Company stops the cash drain characteristic of the Spanish business since its inception.

Income (Loss) From Continued Operations

The following table sets forth certain operating information regarding the Company

	Year Ended	Year Ended
	September 30, 2007	September 30, 2006
Revenues	$28,485	$-
Cost of goods sold	$107,986	$-
Selling, general and administrative	$3,010,305	$3,391,114
Depreciation	$5,202	$-
Other Income (Expenses)	$18.433	$-
Debt forgiveness income	$57,172	$-
Loss on investment	$(380,277)	$-
Interest expense	$125,302	$358,251
Net income (loss) from discontinued operations	$525,153	$(14,373)
Net Loss	$(2,999,829)	$(3,763,738)
Comprehensive (Loss)	$(3,360,015)	$(4,088,416)
Net Loss Per Share	$(0.02)	$(0.03)

Revenues . Revenues from continuing operations for the year ended September 30, 2007 amounted to $28,485, compared to none in the prior year. These 2007 revenues were derived from the sales activity of Mediawizz, our wholly owned subsidiary which was acquired in 2007 The activity of Mediawizz involves the production of multimedia kiosks. Since the purchase date of Mediawizz was June 15th, 2007, the Company’s 2007 results only include three months of Mediawizz’s startup activity.

Pricing Policies The pricing for our products and services from continuing business may vary depending on the services provided, the speed of service, geographic location and capacity utilization. It is not the intention of the Company to enter “price wars” with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and by providing a unique value add to the service. The existing prices reflect the fact that the continuing operations are derived from relatively new services and products which are still in their infancy.

Client Contracts. Our contracts with customers generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations.

Cost of Goods Sold: Cost of goods sold from continuing operations for the year ended September 30, 2007 amounted to $107,986 and consisted principally of the material and assembly costs of the kiosks.

We reflected a gross loss during fiscal 2007 of $79,501. The principal reasons for the negative gross profit is the fact that this continuing business is in its infancy and sales have not had time to ramp up during the fiscal year ended September 30, 2007.

Selling, General and Administrative . Selling, general and administrative expenses for the year ended September 30, 2007 were $3,010,305, a decrease of $380,809 or 11.2% from the prior year’s operating expenses of $3,391,114. Hence, though the actual reduction in selling, general and administrative expenses associated to the operations of the Company was significant, this reduction was partially offset by the valuation of stock issued as compensation for services of $1,839,429 for 2007 while stock issued for services in 2006 was $2,814,000.

Interest Expense. Interest expense for the year ended September 30, 2007 was $125,302 as compared to $358,251 for the prior year; a reduction of 74.3 % This decrease was due primarily to less interest incurred on loans made from affiliated parties due to the conversion of certain of those loans into common stock during 2007.

Income (Loss) From Discontinued Operations

The following table sets forth certain operating information regarding the discontinued operations:

	Year Ended	Year Ended
	September 30, 2007	September 30, 2006
Revenues	$4,139,491	$4,656,546
Cost of goods sold	$2,855,401	$3,054,023
Selling, general and administrative	$1,867,864	$1,635,872
Depreciation	$150,905	$240,289
Other Income (Expenses)	$(6.230)	$259,265
Debt forgiveness income	$1,267,194	$-
Interest expense	$1,132	$-
Net income (loss) from discontinued operations	$525,153	$(14,373)

Revenues . Revenues from discontinued operations for the year ended September 30, 2007 decreased to $4,139,491, compared to $4,656,546 from the prior year. These revenues during the year ended September 30, 2007 were primarily derived from the sale of prepaid telephone cards through major accounts, retail chains as well as call shops and other small establishments. Other services which contributed to the revenue figures come from the sale of prepaid long-distance calling minutes to residential users. It is expected that the discontinued operations will effectively be sold during the fiscal year 2009.

Cost of Goods Sold: Cost of goods sold for the year ended September 30, 2007 were $2,855,401, a decrease of $198,622 or 6.5% from the prior year cost of sales of $3,054,023. The main reason for the decrease is the drop in sales. Cost of Goods sold as a percentage of sales was 69.1% in 2007 while it was 65.6% for the same period in 2006.

Gross profits during fiscal 2007 were $1,284,090 as compared to gross profits for the fiscal year of 2006 of $1,602,523. Hence, gross profits declined by $318,433 or 19.9%. The principal reason for the reduction is the setting of the lower sales price of services in order to be competitive but carrier pricing remained relatively constant.

Selling, General and Administrative . Selling, general and administrative expenses for the year ended September 30, 2007 were $1,867,864, an increase of $231,992 or 14.2% from the prior year ‘s operating expenses of $1,635,872. Hence, though the actual reduction in sales and costs of goods sold was noteworthy, it was partially offset by the valuation of stock issued as compensation for services to an external consultant.

Depreciation Expense . Depreciation expense for the year ended September 30, 2007 was $150,905 compared to $240,289 for the year ended September 30, 2006. This decrease of $89,384 or 37.20% is due primarily to the fact that some equipment became fully depreciated in 2007.

Net Loss . In 2007 the Company reported net income from discontinued operations of $525,153 compared to a net loss of $(14,373) during the 2006. The 2007 net income is primarily a result of a gain on forgiveness of debt obtained by the settlement with a vendor which accounted for $1,267,194. On a pro forma basis without including this gain the Company would have had a loss from discontinued operations of $(742,041) in 2007; an increase in the net loss of 5,063%. The poorer result is partially due to the following facts, the decrease in sales, decrease in margins, and the additional monthly costs born by the Company associated to an in-house consultant.

Liquidity and Capital Resources . At September 30, 2007, the Company had negative working capital of approximately $(2,488,000), compared to negative working capital of $(6,280,000), at September 30, 2006. Therefore the Company experienced an improvement of approximately $3,791,968 though insufficient to independently fund its activities. The Company had in 2007 net uses of its cash flows from operations of $3,140,014 while in 2006 the same was $1,179,709. In addition, in 2007 the company had debt-forgiveness income of $1,324,366 while in 2006 it did not have any. Also, since its net cash used in investing activities increase in 2007 to $1,745,396 from $185,167 in 2006, the Company found itself in the need to raise additional funds from the sale of common stock in 2007 of $4,405,201 compared to only $380,868 in 2006. In addition to these funds raised from the sale of common stock, funds were also made available to the Company by loans from related parties amounting to $1,297,636 at September 30, 2007. The fiscal year 2007, proved to be more demanding than other on the need to generate new sources of funding to cover the operational deficit, the investment in new switching infrastructure, the investments and acquisitions of new companies, and the additional fees of consultants.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowing, and in part upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

The Company s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments . The following table is a recap of the Company s contractual obligations as of September 30, 2007.

	Payments Due by Period
	Total	Less than One Year	1-3 Years
Loans from related parties	$998,202	$998,202	$-
Note payable to third party	170,148	170,148	-
Operating Leases	87,233	48,742	38,491
Total Contractual Cash Obligations	$1,255,583	$1,217,092	$38,491

Recent Accounting Pronouncements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management adopted this Statement on October 1, 2006 and its initial adoption of FIN 48 had no material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

After serving the Company since March 2002 and after reaching agreement in July 2007 that secured his stay for a transition period of three months, Mr. Gomez, on October 31st, 2007 resigned from the position of President and CEO, where these positions were assumed by Mr. Leonardus Geeris, a major shareholder and investor to the Company.

Mr.  Lanting, who was appointed to the Board of Directors of the Company shortly prior to the purchase of a 35% stake in Ownersair Ltd on August 28th 2007, voluntarily resigned on November 16, 2007 after he and some significant stakeholders as well as Mr. Geeris concluded that it was in the best interest of the Company that Mr Lanting assume full responsibility for this Ownersair investment. There were no disputes nor disagreements leading to Mr. Lanting’s resignation and departure.

In November 2008, Teleconnect Inc’s President and CEO at the time, Mr. Leonardus Geeris, in preparation of the appointment of new executive management, facilitated a large restructuring of the Company’s debt permitting all his outstanding loans to be converted into common shares for this future management.

Effective December 11, 2008, Mr. Dirk L. Benschop was appointed as a director of Teleconnect Inc., by Mr. Leonardus Geeris, to fill a vacancy on the Board of Directors. At the same time, Mr. Benschop was also appointed as the new Chief Executive Officer and President of the Corporation. Additionally, Mr Geeris provided Mr. Benschop with an irrevocable proxy to represent all his voting rights at shareholder meetings until November 2009.

In March 2009 the Company entered into an arrangement providing for the sale of 100 % of the Company’s interest in ITS Europe, Recarganet, and Teleconnect Telecom in addition to approximately 87% of its interest in Teleconnect Comunicaciones SA; thus only remaining with a 10% stake in the latter. On March 25th, 2009, tentative agreements were signed between the Company and several private individuals (some of which are also employees and officers of Teleconnect Comunicaciones SA) to affect the purchase. The stock purchase agreements will be formalized before a public Spanish notary upon approval by the Company’s shareholders. By selling off the Spanish subsidiaries and maintaining a 10% stake in Teleconnect Comunicaciones SA, Teleconnect Inc is relieved of its obligation to fund these companies whereas Teleconnect Inc. could possibly benefit from future dividends, if so declared by Teleconnect Spain.

Besides the above-mentioned purposes of the special shareholders’ meeting announced in a preliminary proxy statement on April 8th, 2009, the Company, in this special meeting, will also seek approval to execute a reverse split of the Company’s common stock in the ratio of 1 for 100.

On May 14th, 2009, the sale of ITS Europe SL was consummated before a Spanish Notary. ITS Europe SL has been a dormant company since 2003 when its activities were merged with those of Teleconnect Communicaciones SA. The sale of ITS Europe SL has no significant effect on future financial statements.

Item 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheet of Teleconnect Inc. and its subsidiaries as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/Murrell, Hall, McIntosh & Co., PLLP

December 12, 2006

Oklahoma City, Oklahoma

This report is a copy of the previously issued report and Murrell, Hall, McIntosh & Co., PLLP has not reissued the report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheet of Teleconnect Inc. (the “Company”) and its subsidiaries as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Teleconnect Inc. as of and for the year ended September 30, 2006 were audited by other auditors who have ceased operations.  Those auditors have expressed an unqualified opinion on those consolidated financial statements in their report, dated December 12, 2006.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.    Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2007, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Teleconnect Inc. as of September 30, 2006 and for the year then ended were audited by other auditors who have ceased operations.  As described in Note 17, these consolidated financial statements have been restated. We audited the adjustments described in Note 17 that were applied to restate the 2006 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

/s/Coulter & Justus, P.C.

June 10, 2009

Knoxville, Tennessee

TELECONNECT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$441,121	$3,460
Accounts receivable - trade	8,010	-
Due from related parties	381,439	-
Inventory	373,186	-
Prepaid taxes	94,201	-
Prepaid expenses	118,622	15,453
Assets of discontinued operations	822,029	913,604

Total current assets	2,238,608	932,517

PROPERTY AND EQUIPMENT, NET	159,860	-

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	142,173	-
Goodwill	440,856	-
Long-term notes receivable	571,414	-
Assets of discontinued operations	744,671	607,115

	$4,297,582	$1,539,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$134,740	29,513
Accrued liabilities	37,887	33,259
Notes payable	170,148	151,920
Loans from related parties	998,202	1,621,716
Current portion of capital lease obligations	48,742	-
Liabilities of discontinued operations	3,336,921	5,376,032

Total current liabilities	4,726,640	7,212,440

Capital lease obligations, less current portion	38,491	-

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 332,243,707 and 180,680,363 shares issued and outstanding at September 20, 2007 and 2006, respectively	332,244	180,681
Additional paid-in capital	28,999,901	20,586,190
Accumulated deficit	(27,063,048)	(24,063,219)
Accumulated other comprehensive loss	(2,736,646)	(2,376,460)

Total stockholders' deficit	(467,549)	(5,672,808)

	$4,297,582	$1,539,632

The accompanying notes are an integral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2007	2006
		(Restated)

SALES	$28,485	$-

COST OF GOODS SOLD	107,986	-

GROSS PROFIT (LOSS)	(79,501)	-

OPERATING EXPENSES:
Selling, general and administrative expenses	3,010,305	3,391,114
Depreciation	5,202	-

Total operating expenses	3,015,507	3,391,114

LOSS FROM CONTINUING OPERATIONS	(3,095,008)	(3,391,114)

OTHER INCOME (EXPENSES):
Gain on forgiveness of debt	57,172	-
Other income (expense)	18,433	-
Loss on investment	(380,277)
Interest expense - related parties	(125,302)	(358,251)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,524,982)	(3,749,365)

PROVISION FOR INCOME TAXES	-	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(3,524,982)	(3,749,365)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	525,153	(14,373)

NET LOSS	$(2,999,829)	$(3,763,738)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	(0.02)	(0.03)
From discontinued operations	0.00	(0.00)
Total	$(0.02)	$(0.03)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	207,845,524	147,878,326

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(2,999,829)	$(3,763,738)
Foreign currency translation adjustment	(545,736)	(491,936)
Tax effect on currency translation	185,550	167,258

COMPREHENSIVE LOSS	$(3,360,015)	$(4,088,416)

The accompanying notes are an integral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock				Accumulated
	Number	$0.001	Additional		Other	Total
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, October 1, 2005	109,236,571	$109,237	$16,102,448	$(20,299,481)	$(2,051,782)	$(6,139,578)

Common stock issued for conversion of debt to equity	5,000,000	5,000	150,035	-	-	155,035
Common stock issued for services	13,300,000	13,300	2,800,700	-	-	2,814,000
Common stock issued for settlement	1,000,000	1,000	149,000	-	-	150,000
Sale of common stock	52,200,000	52,200	1,393,634	-	-	1,445,834
Common stock canceled	(56,188)	(56)	(9,627)	-	-	(9,683)
Foreign currency translation adjustment, net of tax	-	-	-	-	(324,678)	(324,678)
Net (loss)-restated	-	-	-	(3,763,738)	-	(3,763,738)

Balance, September 30, 2006 - restated	180,680,383	180,681	20,586,190	(24,063,219)	(2,376,460)	(5,672,808)

Common stock issued for conversion of debt to equity	30,644,000	30,644	2,027,950	-	-	2,058,594
Common stock issued for services	46,574,324	46,574	1,792,855	-	-	1,839,429
Common stock issued for purchase of subsidaries	9,241,000	9,241	452,809	-	-	462,050
Sale of common stock	69,104,000	69,104	4,336,097	-	-	4,405,201
Repurchase and cancellation of common stock	(4,000,000)	(4,000)	(196,000)	-	-	(200,000)
Foreign currency translation adjustment, net of tax	-	-	-	-	(360,186)	(360,186)
Net (loss)	-	-	-	(2,999,829)	-	(2,999,829)

Balance, September 30, 2007	332,243,707	$332,244	$28,999,901	$(27,063,048)	$(2,736,646)	$(467,549)

The accompanying notes are an integral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2007	2006
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,999,829)	$(3,763,738)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	5,202	-
Gain on forgiveness of debt	(57,172)	-
Loss on equity investment	38,627	-
Loss on equity investment in Ownersair, Ltd.	341,650	-
Common stock issued for services	1,839,429	3,113,000
Change in operating assets and liabilities:
Accounts receivable - trade	(1,931)	-
Inventory	(366,558)	-
Prepaid expenses	(103,169)	(15,453)
Prepaid taxes	(82,858)	-
Accounts payable	343	282,898
Accrued liabilities	4,628	(302,517)
Operating cash flows from discontinued operations	(1,758,376)	(493,899)

Net cash used in operating activities	(3,140,014)	(1,179,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subsidary	(277,097)	-
Purchase of investment in Ownersair, Ltd.	(341,650)	-
Advances to equity investment	(381,439)	-
Proceeds from issuance of notes receivable	(571,414)	-
Purchases of property and equipment	(36,240)	-
Investing activities of discontinued operations	(137,556)	(185,167)

Net cash used in investing activities	(1,745,396)	(185,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	1,297,636	1,288,996
Loan proceeds from bank	-	151,500
Payments on notes payable	-	(120,000)
Payments on capital leases	(5,193)	-
Repurchase and cancellation of stock	(200,000)	(9,683)
Proceeds from sale of common stock	4,405,201	380,868

Net cash provided by financing activities	5,497,644	1,691,681

EFFECT OF EXCHANGE RATE	(174,573)	(324,678)

NET INCREASE IN CASH AND CASH EQUIVALENTS	437,661	2,127

The accompanying notes are an integral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006
		(restated)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,460	1,333

CASH AND CASH EQUIVALENTS, END OF YEAR	$441,121	$3,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$-	$7,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for purchase of subsidary	$281,250	$-
Common stock issued for purchase of equity investment	$180,800	$-
Common stock issued for conversion of debt	$2,058,594	$1,065,000
Common stock issued for services received	$1,839,428	$2,814,000
Common stock issued for loan fee	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. THE COMPANY

Teleconnect Inc. (the “Company”, “Teleconnect”, “we”, “us” or “our”) was incorporated under the laws of the State of Florida on November 23, 1998. The Company is engaged in the telecommunication industry in Spain and offers telecommunications services for home and business use.  All of the Company’s operations are in the European Union.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  When accounts are determined to be uncollectible they are charged off against an allowance for doubtful accounts.  Credit losses, when realized, have been within the range of the Company’s expectations.  As of September 30, 2007, three customers accounted for 27%, 12%, and 11% of net accounts receivables included in assets of discontinued operations.   As of September 30, 2006, two customers accounted for 33% and 12% of net accounts receivable included in assets of discontinued operations.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred and totaled $54,946 in 2007 and $63,326 in 2006.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and highly liquid investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at September 30, 2007 was held in Spanish financial institutions and is not insured.

Consolidation Policy -

The consolidated financial statements include the accounts of the Company and its subsidiaries ITS Europe, Teleconnect Spain, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), Recarganet. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition -

The Company recognizes revenue from the sale of multimedia kiosks in the period in which title has passed and services have been rendered. Deferred revenue consists of the sale of prepaid calling cards which have not yet been utilized.  The Company recognizes revenue from these cards in the period in which time on the cards is utilized.

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

Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Adjustments -

The financial position and results of substantially all foreign operations are consolidated using the local currencies in which the Company operates as a functional currency. The financial statements of foreign operations are translated using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations.  The related translation adjustments are reported as a separate component of shareholders’ equity.

Income Taxes -

The Company uses the asset/liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company’s adoption of FIN 48 at October 1, 2006 did not have a material effect on the Company’s financial position.  The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision.

Inventories -

Inventories are stated at the lower of cost or market with cost determined on the first in, first out basis.

Goodwill –

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the year ended September 30, 2007, the Company did not incur any charges for impairment.

New Accounting Pronouncements -

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” (“FAS 159”)  This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain for €1,001 with the Company retaining 10% of Teleconnect Spain.

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the year ended September 30:

	2007	2006

Sales	$4,139,491	$4,656,546
Cost of Sales	2,855,401	3,054,023
Gross Profit	1,284,090	1,602,523
Selling, general and administrative expenses	1,867,864	1,635,872
Depreciation	150,905	240,289
Operating loss	(734,679)	(273,638)
Gain on forgiveness of debt	1,267,194	-
Other (expense) income	(7,362)	259,265
Income (loss) from discontinued operations	$525,153	$(14,373)

The net liabilities of discontinued operations(which consists principally of Teleconnect Spain), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at September 30:

	2007	2006
Cash	$104,148	$194,209
Accounts receivable – trade, net of allowance
For bad debts of $605,718 and $1,007,740 at September 30, 2007 and 2006, respectively	641,295	549,640
Accounts receivable - other	24,486	8,345
Inventory	50,893	18,680
Vendor deposits	-	120,421
Prepaid expenses	1,207	22,309
Current assets of discontinued operations	822,029	913,604

Property and equipment, net	237,884	264,584
Other assets	-	39,095
Vendor deposits	506,787	303,436
Other assets of discontinued operations	744,671	607,115

Accounts payable	943,736	2,624,188
Accrued liabilities	178,729	259,343
Taxes payable	258,557	782,883
Deferred income	1,955,899	1,709,618
Liabilities of discontinued operations	3,336,921	5,376,032

Net liabilities of discontinued operations	$1,770,221	$3,855,313

Substantially all of interest expenses is allocated to the ongoing operations of the parent company.

4. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expenses as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses included in the results of operation for the respective period.  Depreciation is computed on a straight line basis over its useful lives which is 5-7 years.

Property and equipment at September 30, 2007 was comprised of the following:

Computers and switching systems	$164,581
Less: Accumulated depreciation	(4,721)
Net Property and Equipment	$159,860

5. LOANS FROM RELATED PARTIES

As of September 30, 2007 and 2006, the Company had short term loans totaling $998,202 and $1,621,716, respectively, from shareholders. These loans bear interest at 8% annually, are unsecured, and are due upon demand.   Interest expense of $125,302 and $358,251, respectively, was incurred on these notes during 2007 and 2006.

6. NOTE PAYABLE

As of September 30, 2007 and 2006 the Company has a short-term bridge loan of $170,148 and $151,920, respectively, from a potential investor.  This note bears interest at 4% and is due on demand.

7. OPERATING LEASES

The Company leases certain equipment with a carrying value of approximately $144,000 under a capital lease agreement.  The initial lease term is thirty-six months and expires in June 2009.  Amortization of capital leases is included with depreciation expense in the accompanying consolidated financial statements.  The Company also leases office space and other equipment under non-cancelable operating leases expiring on various dates through 2011.  Total rental expense for all non-cancelable operating leases, totaled $193,729 in 2007 and $128,557 in 2006.

Future minimum lease payments, by year and in the aggregate, consist of the following as of September 30, 2007:

	Capital	Operating	Total
	Lease	Leases

2008	$52,627	$76,567	$129,194
2009	39,470	76,567	116,037
2010	-	76,567	76,567
2011	-	57,425	57,425
	92,097	$287,126	$379,223
Less amounts representing interest	(4,864)
Total (including $48,742 classified as current)	$87,233

8. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:
	2007	2006
Tax carry forwards	$10,506,302	$8,455,775
Valuation allowance	(10,506,302)	(8,455,775)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision is as follows for the years ended September 30:

	2007	2006
Income tax (benefit) provision at U.S Federal statutory rate	$(1,019,942)	$(1,279,671)
Foreign income taxed at rates other than 34%	5,270	(144)
Tax effect of NOL absorbed	(113,075)	-
Foreign tax return adjustments	(68,040)	-
Other	(49,060)	-
Increase in valuation allowance, net of foreign currency adjustments	1,244,847	1,279,815
Tax (benefit) provision	$-	$-

The following table summarizes the amount and expiration dates of our operating loss carryovers as of  September 30, 2007:

	Expiration Dates	Amounts

U.S. federal net operating loss carryovers	2022-2027	$12,065,319
Non-U.S. net operating loss carryovers	2013-2021	18,085,300
Total		$30,150,619

 As a result of significant pre-tax losses, the Company cannot conclude that it is more likely than not that the deferred tax asset will be realized.  Accordingly a full valuation allowance has been established against our deferred tax assets.  During 2007, the Company increased its valuation allowance by $2,050,527 to reflect the effect of current year net operating losses net of currency translation adjustments.

9. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the amounts recorded in the consolidated financial statements.

10. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2007 or 2006.

11. EQUITY TRANSACTIONS

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

During the year ended September 30, 2006 the Company issued 1,000,000 share of common stock to a stockholder pursuant to a settlement agreement.

During the year ended September 30, 2007, the Company issued 30,644,000 shares for debt forgiveness of $2,058,594 from an existing shareholder.

During the year ended September 30, 2007, the Company issued 49,104,000 shares for a capital injection of €1,650,000 (or $2,310,000) and the right of claim on a €150,000 ($210,000) loan on Giga Matrix (company which Teleconnect acquired 49% during the fiscal year 2007)

During the year ended September 30, 2007, the Company issued 20,000,000 shares of common stock for a capital contribution of €1,538,462 or $2,153,847

During the year ended September 30, 2007, the Company issued 3,616,000 shares of common stock at $0.05 usd per share totaling $180,800 in exchange for 49% of Giga Matrix BV.

During the year ended September 30, 2007, the Company issued 5,625,000 shares of common stock at $0.05 usd per share totaling $281,250 in exchange for 100% of Photowizz BV (Mediawizz).

During the year ended September 30, 2007, the Company issued 42,680,000 shares of common stock for consulting services totaling $1,722,599. Of these shares, 13,000,000 shares, valued at $390,000 were issued to a director of the company for consulting services. Additionally 20,000,000 valued at $800,000 were issued to this director prior to being named to the board of directors.

During the year ended September 30, 2007 the Company issued 3,894,324 shares of common stock pursuant to the Company’s 2006 Stock Option, SAR and Stock Bonus Plan for total compensation of $116,830.

Pursuant to an agreement of termination signed on July 31, 2007 the Company repurchased and cancelled 4,000,000 shares of common stock valued at $200,000 from an officer of the corporation.

12. STOCK WARRANTS AND OPTIONS

During 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 1,250,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No options have been issued under this plan as of September 30, 2007.

During 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the "Consultant Plan"), which reserves 1,000,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. During 2004 and 2003 the Company issued 2,180,000 and 150,000 shares respectively under the provision of this plan. On July 29, 2004, the Board of Directors and shareholders approved amending the existing plans to reserving up to 15,000,000 shares for the two plans, however, the amended plan has not yet been filed under Form S 8 with the Securities and Exchange Commission.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method. Accordingly, pro-forma disclosure is no longer an alternative.

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

The Company adopted FAS-123R on October 1, 2005 utilizing the modified prospective method. The adoption of FAS-123 R had no impact on the financial statements as the Company did not issue any options during either of the two fiscal years ended on September 30, 2007 and 2006 and all options and warrants were fully vested at the date of issuance.

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 20,000,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions.   As of September 30, 2007, 14,574,324 shares of common stock had been issued under this plan.

Information with respect to restricted stock options for restricted common stock outstanding are as follows:

	2007

	Average	Exercise
	Shares	Price

Outstanding at beginning of year	4,315,790	$0.63
Granted at market value
Exercised	—	—
Expired	(315,790)	$0.20

Outstanding at the end of year	4,000,000	$0.63

	Options Outstanding			Exercisable

	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	September 30, 2007	Life (Years)	Price	September 30, 2007	Price

$0.50 - $2.50	3,000,000	0.2	1.45	3,000,000	1.45
$.25	1,000,000	1.5	0.25	1,000,000	0.25

	4,000,000		$0.63	4,000,000	$0.63

	Options Outstanding			Exercisable

	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	September 30, 2006	Life (Years)	Price	September 30, 2006	Price

$0.20	315,790	1.5	$0.20	315,790	$0.10
$0.50 - $2.50	3,000,000	1.2	1.45	3,000,000	1.45
$.25	1,000,000	2.5	0.25	1,000,000	0.25

	4,315,790		$0.63	4,315,790	$0.63

During the year ended September 30, 2006, 440,000 warrants to purchase common stock expired. As of September 30, 2007and 2006, the Company does not have any warrants outstanding.

13. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The Options totaling 4,000,000 and 4,315,790 shares that were outstanding at September 30, 2007 and 2006, respectively, have not been included in diluted earnings per share as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation for the years ended September 30, 2007 and 2006:

	2007	2006
Basic and Diluted (loss) per share computation
Numerator:
Net loss from continuing operations	$(3,524,982)	$(3,749,365)
Net income (loss) from discontinued operations	$525,153	(14,373)

Denominator:
Weighted average common shares outstanding	207,845,524	147,878,326
Basic and Diluted (loss) per share
From continuing operations	$(0.02)	$(0.03)
From discontinued operations	$0.00	$0.00

14. ACQUISITIONS

MEDIAWIZZ

On June 15, 2007 the Company finalized an agreement to acquire 100% on the outstanding stock in PhotoWizz BV (MediaWizz) to streamline the distribution of prepaid telephone cards, for the issuance of 5,625,000 shares of the Company’s common stock valued at $281,250 and $332,725 in cash for a total purchase price of $558,347, net of cash acquired of $55,628.  The purchase price was allocated as follows:

Accounts receivable	$6,079
Receivable from Teleconnect	188,988
Inventory	6,628
Fixed assets	128,822
Other assets	11,343
Goodwill	413,797
Accounts payable and accrued liabilities	(104,884)
Notes payable	(92,426)

$558,347

The Company also committed to provide an additional $192,000 in capital to Media Wizz over the next twenty months at approximately $16,000 per month.

Mediawizz’s results of operations are included in the Company’s statement of operations from the acquisition date.  The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

Unaudited Pro Forma Condensed Combined Financial Information

The unaudited pro forma condensed combined statements of operations for the years ended September 30, 2007 and September 30, 2006 give effect to the June 15, 2007 acquisition of Mediawizz as if the transactions occurred on October 1, 2005, the first day of the Company’s fiscal year. The acquisition was accounted for using the purchase method of accounting.

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the combinations been in effect during these periods or which might be reported in the future.

	Year Ended September 30,
	2007	2006
Pro forma Sales	$102,369	$169,267
Pro forma net (loss) from continuing operations	$(3,696,917)	$(3,738,029)
Pro forma net income (loss) from discontinued operations	$525,153	$(14,373)
Pro forma net (loss)	$(3,171,764)	$(3,752,402)
Pro forma Basic and diluted income (loss) per share
From continuing operations	$(0.02)	$(0.03)
From discontinued operations	$0.00	$0.00

Giga Matrix Holding

On February 15, 2007, the Company entered into an agreement to issue 3,616,000 shares of the Company's common stock valued at $180,800 for a 49% interest in Giga Matrix Holdings, BV (“Giga”).  As of September 30, 2007 the Company has advanced Giga $381,439 in loans which is included in “due from related parties” in the accompanying consolidated balance sheet.  The Company accounts for its investment in Giga under the equity method and had recognized $38,627 in losses on its equity investment during 2007.

Ownersair Ltd.

In August 2007, the Company entered into an agreement to acquire 35% of Ownersair Ltd, a company registered in the United Kingdom but with all of its operations taking place in Spain, in exchange for a one-time payment of  236,500 Euros.  Ownersair was a startup company which distributed loyalty cards to residents of the Spanish coasts.  During 2007, the Company assessed the impairment on this investment and has written the carrying value off to reflect the decline in value.

15. GAIN ON DEBT FORGIVENESS

In March 2007, the Company entered into an agreement to settle approximately $1,613,000 of debt with vendors for $289,000 resulting in a gain of approximately $1,324,000, of which $1,267,000 is included in discontinued operations in the accompanying consolidated statements of operations.

16. SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company’s then president and chief executive officer advanced the Company $1,484,144 for working capital and ultimately entered into an arrangement permitting all of his then outstanding loans of $1,719,179 to be converted into 29,811,000 common shares.

Subsequent to September 30, 2007 the Company and an investor entered into an arrangement to convert part of the debt owed to him amounting to €326,988 or approximately $428,000 into 138,000,000 common shares of the Company.

As discussed in Note 3, in March 2009 the Company entered into an arrangement providing for the sale of 100 % of the Company’s interest in ITS Europe, Recarganet, and Teleconnect Telecom in addition to approximately 87% of its interest in Teleconnect Comunicaciones SA.  The stock purchase agreements for the sale of Teleconnect Telecom and Teleconnect Comunicaciones will be formalized before a public Spanish notary upon approval by the Company’s shareholders at the forthcoming meeting.  Since ITS Europe had been a dormant company since 2003 and did not materially impact the financials of the Company, it was formally sold to a third party on May 14th, 2009 before a public notary.

Subsequent to September 30, 2007 foreign exchange rates have changed; it is not practicable to determine the effect of these changes on these financial statements.

17.  RESTATEMENT

In connection with the audit of the Company’s consolidated financial statements for the year ended September 30, 2007, the Company discovered accounting errors related to the following transactions and has restated the 2006 consolidated financial statements accordingly:

The Company is restating, for reasons described below, its consolidated balance sheet as of September 30, 2006 and related statements of operations, stockholders’ equity and cash flows.  All financial information in these financial statements gives effect to these restatements.

Restatement Related to Vendor Payable

During 2007 the Company discovered an unrecorded liability to a vendor which related to the year ended September 30, 2006.  The impact of the correction increased our previously reported net loss by $69,906 for the year ended September 30, 2006.

Restatement Related to Deferred Income

During 2007 the Company also discovered it had understated its calculation of deferred revenue as of September 30, 2006, the correction of which increased our previously reported net loss in 2006 by $25,054.

Restatement Related to Deposits with Vendors

The Company noted it had improperly written off a deposit to a vendor in 2006.  The impact of the correction decreased our previously reported net loss by $120,421 in 2006.

Restatement Related to Provision for Repairs and Maintenance

The Company discovered it had improperly recorded a provision for future repairs and maintenance in the amount of $104,419 resulting in a decrease in our previously reported net loss by $104,419 for the year ended September 30, 2006.

The effects of the restatements for the year ended September 30, 2006 are as follows:

	As Previously
	Reported	As Restated
Consolidated Balance Sheet
Assets of discontinued operations	$793,183	$913,604
Total current assets	$812,096	$932,517
Liabilities of discontinued operations	$5,385,491	$5,376,032
Total current liabilities	$7,221,899	$7,212,440
Accumulated (deficit)	$(24,193,099)	$(24,063,219)
Total stockholders’ (deficit)	$(5,802,688)	(5,672,808)

Consolidated Statement of Operations
Net (loss) from discontinued operations	$(144,253)	$(14,373)
Net (loss)	$(3,893,618)	$(3,763,738)
Comprehensive (loss)	$(4,218,296)	$(4,088,416)

Basic and diluted loss per share	$(0.03)	$(0.03)

Consolidated Statement of Equity
Accumulated deficit	$(24,193,099)	(24,063,219)
Total Stockholders’ equity (deficit)	$(5,802,688)	(5,672,808)

Consolidated Statement of Cash Flows
Net (loss)	$(3,893,618)	$(3,763,738)
Operating cash flows from discontinued operations	$(417,100)	$(493,899)
Net cash (used in) operating activities	$(1,179,709)	$(1,179,709)

18. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statement, the Company incurred losses of $2,999,829 and $3,763,738 for the years ended September 30, 2007 and 2006, respectively. In addition, the Company has incurred substantial losses since its inception.  As of September 30, 2007, the Company had a working capital deficit of approximately $2,488,000 and a total shareholders’ deficit of approximately $467,500.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A)T.    Controls and Procedures

A.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and the Company’s principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-K for September 30, 2007, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not sufficiently adequate nor effective to ensure that material information relating to the Company and the Company s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared. The actions being taken by the Company to address these ineffective disclosure controls and procedures are set forth in the following section.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13A-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007.  Our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting.    A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has policies and procedures that require the financial statements and related disclosures be reviewed and that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The Company, in certain circumstances, utilizes a third party consultant to assist with the preparation of the financial statements and related disclosures.   The financial statements were not timely prepared and reviewed by Management.  Further, there were numerous audit adjustments related to the current year (2007) operations in addition to a restatement of the prior year financial statements due to errors noted during the current year.

In order to mitigate this material weakness, management intends to implement procedures providing for the timely review of all subsidiary supplied financial statements, consolidated financial statements and the notes thereto.

The presence of these material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

B. Changes in Internal Controls. There were no significant changes in the Company’s Internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.   The audit adjustments made in this annual filing will likely affect our internal controls over financial reporting.  The Company recognizes certain weaknesses in its control procedures and is in the process of establishing the principles to correct these as well as to implement proper Corporate Governance; the first step of which is to name new members to the Board of Directors.

Item 9B.    Other Information
None
PART III

Item 10.                         Directors, Executive Officer and Corporate Governance

The directors and officers of the Company as of September 30, 2007 are as follows:

Name	Age	Position

Gustavo A. Gomez	44	Director, Chief Executive Officer, President and Treasurer
Alfonso de Borbón	33	Executive Vice-President Corporate Development
Leonardus G.M.R. Geeris	63	Director
Erwin Lanting	41	Director

The background and principal occupations of each director and officer of the Company are as follows:

Mr. Gomez was a director, the Chief Executive Officer, President, Secretary and Treasurer of the Company from March 6, 2002 to October 31, 2007. From January 1992 up to before joining Teleconnect Inc, Mr. Gomez occupied several senior positions in Spain with multinational telecom companies.  Mr. Gomez received a Bachelor of Electrical Engineering degree from McGill University in 1986, and received a MBA degree from the Instituto de Empresa (Madrid Business School) in 1997. On March 16, 2002, the Company entered into a contract for professional services with Mr. Gomez that terminated on October 31, 2007.

Mr. de Borbón became the Vice President of Corporate Development of the Company on May 27, 2005 and occupies the position of Executive Vice President Teleconnect Inc and Director of Sales in Teleconnect Comunicaciones which are subsidiaries of the Company.  Mr. Borbón was one of the owners of SPACOM which was acquired by Teleconnect Communicaciones SA in 2000/2001.  He assumed the position of Major Account Sales Manager until being promoted in September 2004 to Director of Sales.

Mr. Geeris became a director of the Company in May 2003. Mr. Geeris became Chief Executive Officer, President, Treasurer and Secretary of the Company on October 31, 2007, upon the resignation of Mr. Gómez.  The former is the President, managing director and owner of Geeris Holding Nederland B.V. which owns and invests in real estate and other industries.

Mr. Lanting, who was appointed to the Board of Directors of the Company shortly prior to the purchase of a 35% stake in Ownersair Ltd on August 28th 2007, voluntarily resigned on November 16, 2007 after he and some significant stakeholders as well as Mr. Geeris concluded that it was in the best interest of the Company that Mr. Lanting assume full responsibility for this Ownersair investment. There were no disputes nor disagreements leading to Mr. Lanting’s resignation and departure.

Item 11.   Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2007.

					Long-Term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Other Annual Compensation	Restricted Stock Awards(3)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation (4)

Gustavo Gomez	2007	$213,000	$0	$0	$0	$0	$0	$217,853
Chief Executive Officer, President, Secretary and Treasurer

Leonardus Geeris	2007	$0	$0	$0	$0	$0	$0	$0
Director of the Board

Alfonso de Borbon	2007	$118,562	$0	$0	$0	$0	$0	$0
Executive Vice President

Erwin Lanting	2007	$161,115	$0	$51,575	$1,190,000	$0	$0	$0
Director of the Board

All executive officers as a group (Mr. Gómez and Mr. de Borbon) $495,121

(1)
The salary of Mr. Gomez has been fixed at 120,000 Euro since 2002. However, differences in reported amounts vary due to the varying currency exchange rates between the Euro and U.S. dollar as well as the adjustment for cost of living.

(2)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

(4)	Amount paid pursuant to an agreement of termination as described in Item 13 below.

All members of the Board of Directors as a group (Mr Gómez, Mr. Geeris and Mr. Lanting)

(1)	Mr. Gomez’s remuneration was for his function as CEO and not as member of the Board.

(2)	Mr. Geeris received no remuneration of any type.

(3)	Mr. Lanting received remuneration as a consultant and not as a member of the Board.

Committees of the Board of Directors

The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors. The Company does have a Stock Option Plan Committee which has been established to administer the stock option, SAR and stock bonus plans of the Company. The Board of Directors, formed by Mr. Gomez, Mr. Geeris, and Mr. Lanting at September 30, 2007, did have plans to establish various committees in the future.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company continuously encourages control persons to be up to date with their filings in relation to Section 16.

2006 Stock Option, SAR and Stock Bonus  Plan

Effective March 30, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan which reserved 20,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2007 total stock for services had been issued totaling 14,574,324 shares of Common Stock.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2007.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock splits, beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2007 are as follows:

Management Shareholders (1)	Shares Beneficially Owned (1)	Percent of Common Stock
Leonardus Geeris	150,722,730	45.37%
Erwin Lanting (Destalink - Cyprus)	35,000,000	10.53%
Alfonso de Borbón	4,000,000	1,20%
Directors and officers as a group (3 persons, including the above persons)	189,722,730	57.10%

(1)
Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2)
During fiscal year ended September 30, 2007, Mr. Geeris began to convert all stock into his own personal name, including Common Stock which he beneficially owned through his ownership of Geeris Holding Nederland B.V. and Diependael BV

Item 13.    Certain Relationships and Related Transactions, and Director Independence

During 2007, Mr. Leonardus Geeris converted and exchanged personal loans to the Company totaling €1,186,000 or $1,660,400 into 16,604,000 shares of Common Stock of the Company.

During the fiscal year ended September 30, 2007, Mr. Lanting, through his beneficial ownership of Destalink Limited, a company registered in Cyprus, received 20,000,000 shares of restricted Common Stock of the Company as a fee for setting up the acquisitions of Giga Matrix Holdings B.V (49%). and Photo Wizz B.V. (100%) and he received an additional 13,000,000 shares of Common Stock of the Company in exchange for arranging an agreement with a commercial agent which would search for business in Asia for Teleconnect Comunicaciones SA.  Mr. Lanting also received during 2006, two million (2,000,000) shares in his own name from the 2006 Stock Option, SAR and Stock Bonus Plan.

Effective July 31, 2007, the Company entered into an agreement with Gustavo Gomez, a former director, Chief Executive Officer, President and Secretary of the Company in which Mr. Gomez resigned on October 31, 2007 as a director and an officer of the Company and the Company agreed to repurchase his 4,000,000 shares of Common Stock of the Company in exchange for $417,853 (300,000 Euros) to be paid to him in four equal installments. The common stock was valued at the closing stock price on the date of the agreement of $0.05 per share, or $200,000, with the balance allocated to other compensation.  These funds had been disbursed as of September 30, 2007 and the Company had no further liability as of this date.

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2007 and 2006 are as follows:

Name	Audit Fees		Audit Related Fees		Tax Fees		All Other Fees
Murrell, Hall, McIntosh & Co., PLLP for fiscal year ended September 30, 2007 September 30, 2006	$ $	59,341 52,500	$ $	0 0	$ $	3,500 3,400	$ $	0 0

Coulter & Justus PLLP for fiscal year ended September 30, 2007		$133,900		$0	$			$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.      Exhibits

Financial Statement Schedules

(a) Financial Statements

1.	Financial statements for the fiscal year ended September 30, 2006
2.	Financial statements for the fiscal year ended September 30, 2007

(b) Exhibits
1(i) Articles of Incorporation of the Company	The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 registration statement of the Company (File No. 333-93583)

1(ii) Amendment to Articles of Incorporation	An Amendment to the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of the Company dated January 29, 2001.
1(iii) Amendment to Articles of Incorporation
An Amendment to the Articles of Incorporation of the Company filed on February 26, 2003, is incorporated hereby by reference to Exhibit 1 (iii) to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2007.

1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)
10. Material Contracts

11. Statement re: computation of per share earnings	Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.
21. A description of the subsidiaries of the Company	A description of the subsidiaries of the Company is incorporated herein by reference to Exhibit No. 21 to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2006.

23. Consent of Coulter & Justus, P.C.	Coulter & Justus, P.C., independent auditor

Item 16.  Principal Accountant Fees and Services

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teleconnect Inc.

Date: June 17, 2009	By:	/s/ Dirk Benschop
Dirk Benschop
Sole Director, Chief Executive Office, President and Treasurer

/s/ Alfonso de Borbon
Alfonso de Borbon
Chief Financial Officer,
Executive Vice President and
Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 17, 2009	By:	/s/ Dirk Benschop
Dirk Benschop
Director, Chief Executive Officer, President and Treasurer

By:	/s/ Alfonso de Borbon
Alfonso de Borbon
Director, Chief Financial Officer,
Executive Vice President and
Principal Accounting and Financial Officer

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

10.1	Acquisition of Giga Matrix Holding B.V.
10.2	Acquisition of Owersair Limited
10.3	Acquisition of Photo Wizz B.V.
10.4	Transfer shares of Photo Wizz B.V.
21	Description of Subsidiaries
23	Consent of Coulter & Justus, P.C., independent auditor
31.1	Certification of Dirk Benschop
31.2	Certification of Alfonso de Borbón
32.1	Certification of Dirk Benschop and Alfonso de Borbón