Form 10-K
period 2008-09-30
Teleconnect Inc.
filed 2009-08-14
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed fiscal quarter ended June 30, 2009:  $14,860,851 with 495,361,707 shares outstanding.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  September 30, 2008:  332,243,707 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

TABLE OF CONTENTS

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

During the fiscal year 2007, the Company was mainly engaged in the telecommunication industry in Spain and offered prepaid telecommunications services for home and business use.  In order to become more competitive in the market, Teleconnect SA invested in setting up additional switching infrastructure in order to reduce its traffic carrying cost (telephone transmission costs).

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

During 2007 and 2008 however, in execution of these plans, the Company again was not able to change its fortune. As a consequence, towards the end of 2008, plans were developed in the direction of a drastic change in course.

This change in course involves a relief from cash draining activities. Even though the Company maintained its telecommunications activities during the fiscal year 2007 and 2008 consistent with previous plans, it is our plan to dispose of the Spanish subsidiaries involved in the telephone business in fiscal year 2009. A Preliminary Proxy Statement has been filed on April 8th 2009 seeking shareholder approval for this step.

The change in course also involves the Company to be transparent and regain its status of good standing with the regulatory authorities. As to this, the Company is in the process of submitting past due filings and thus provide relevant information to shareholders. In this annual report, we elaborate as much as possible on events that took place up to date. In parallel, the Company is establishing principles of proper corporate governance and the plans to implement it.

The Board recently approved the issuance of shares to Hombergh Holdings BV in exchange for debt forgiveness as well as the commitment for its support in providing funds that enable the Company to enter this period of transition. Though the Board is fully aware that it had the proper authorization to execute the issuance of these shares, in line with its enforced philosophy of transparency, this issuance will be addressed in   the next shareholders’ meeting,  since this share issuance did have a significant dilutive effect for all shareholders.

Management is convinced that stock issuance is a useful means to raise funds that enable the Company to better achieve increased stockholder’s value, rather than stock issuances structurally applied in the process of business. As for raising the necessary funds, the Company plans a route towards sustainable income, credibility and sustainable financing.

For reasons mentioned in the Preliminary Proxy Statement of April 8th 2009, and in line with its plans towards sustainable income and financing as the alternative to structural stock issuances, the Company plans a 1 for 100 reverse stock split.

We are currently in the process of creating a small, clean and flexible company, which  targets to be extremely suitable and attractive to operate as a parent for high potential businesses. As such, the initial value being created today in Teleconnect Inc, is therefore, the intrinsic value that   a clean parent company with access to a financial market represents. With our ongoing negotiations and plans, as part of the change in course, we are focusing simultaneously on a new core business. Currently, the Company is exploring with the relevant parties an acquisition that is expected to make Teleconnect viable. The 10% share in a telecommunications company in Spain, the 100% stake in Mediawizz in Holland, and the  49% stake in a Dutch marketing company (GigaMatrix)  are all foreseen to compliment this future business.

Telecommunications Industry in Spain

The Company has traditionally been involved in the telecommunications business in Spain and essentially all the discontinued business represented in this filing relates to this type of business.

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

In order to offer telecommunications services in Spain, a company must hold the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. Teleconnect  SA (96.63% owned by Teleconnect Inc.) possesses a carrier license to sell telecommunications services and as such to interconnect itself with other carriers.

Long distance services in Spain became very competitive after 1999, forcing a continuous decrease in prices to end users, putting a strain on margins and results. Teleconnect SA’s initial service offering focused primarily on offering inexpensive international prepaid calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service during fiscal 2008, Teleconnect maintained interconnection agreements with BT Spain, Jazztel, Primus, Worldcom and other major carriers.

Products and Services

During 2008 Mediawizz has renegotiated its supplier contracts for components as well as changed its scope from producing a turnkey product to now supplying a more modular/custom-build product.  This component based business allows Mediawizz to be more flexible and responsive to customer design configurations and requests.  This new approach has lead to an agreement for 150 retail terminals as well as inquiries which could lead to significant additional business.

During 2008, Teleconnect SA provided prepaid voice telephone services to its customers through prepaid calling cards as well as prepaid residential and small business accounts. It also has a prepaid long distance service which can be accessed from any mobile phone. Teleconnect SA intends to diversify its service offering with other prepaid services.

Currently, Teleconnect SA offers various types of prepaid calling cards which are used primarily by tourists, students, and immigrants. They are purchased from a variety of local merchants, kiosks, etc. These cards are cost effective and can be used from hotels, pay phones, public and/or any private telephone.

The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their “code” or “PIN”. The code is then confirmed and the user dials the number. The calling cards typically expire sixty days after first activation. Teleconnect sold approximately 465,000 calling cards during its fiscal year ended September 30, 2008.

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

Marketing

Mediawizz has aimed its marketing at companies with a high potential in retail.  As such, all marketing efforts have been face-to-face meetings with these companies which, either directly or indirectly, supply to the large supermarket chains.

Teleconnect SA’s marketing strategy of the residential services during fiscal year 2008 remained focused on foreigners in Spain. These foreigners are primarily located on the coastal areas of Spain, including the islands.

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

Industry Participants and Competition

There is a variety of companies involved in the production of multimedia kiosks. Most of these kiosks relate to customer services and as such provide similar services in different formats.  Mediawizz is focusing its efforts to find access to new markets in retail, including vending applications and in other applications where its kiosk systems help industries comply with laws relating to the sale of products which require a minimum age for purchase.

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

Regulation

General . In relation to continued operations, today based in Holland, Mediawizz products are in compliance with the European law:  specifically with the Machine Directive and relevant electromagnetic requirements.

In relation to our discontinued operations, in general terms, the General Law on Telecommunications adopted all European Union directives mandating the liberalization of telecommunications services.

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

Regulation in the United States

Our operations are in Spain and Holland and not currently subject to specific regulation in the U.S., either at the federal or state level.

Employees

Mediawizz currently has one fulltime employee and subcontracts its software/hardware design as well as delivery and maintenance to other parties.   As such, a team of 5 is involved in the Mediawizz operation.

As of September 30, 2008, the Company and its discontinued subsidiaries had 17 full-time employees, of which nine persons in operations, three people in marketing and sales, three in accounting and finance, one in human resources and office management, and one person in business development including marketing. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

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

Banking Arrangements

On September 30, 2008, there are no current outstanding bank loans.

Information Structure. While the Company is investigating new markets and products, we have depended mainly on our Spanish subsidiaries although progressively more emphasis is being place on the information systems of Mediawizz.  We must continue to develop our information systems infrastructure as the number of our clients and the amount of information they wish to access might increase.

Growth.  Limited growth in the past has been a function of the funds available to invest in capacity and equipment. Also, we have been unfortunate in acquisitions or co-operations that were engaged to establish the desired growth. This has placed a significant strain on management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. In the event that we grow, we must not only manage demands on this team but also increase management resources, among other things, to expand, train and manage our employee base and maintain close coordination among our technical, accounting, financing, marketing and sales staff. If any growth is not properly managed, management may be unable to adequately support our clients in the future.

Management Changes . On July 31, 2007, an agreement was reached with Gustavo Gomez that he would leave the Company by October 30, 2007 and Mr. Leonardus Geeris assumed the function of President and Chief Executive Officer of the Company.  On December 11,th, 2008, Mr. Geeris stepped down from all of the positions he occupied in the company in favor of Mr. Dirk Benschop.  Mr. Benschop is now President and CEO of Teleconnect Inc.   If members of our senior management team leave the Company, the Company’s ability to operate its business could be negatively affected.  Our future success depends to a significant extent on the continued services of the senior management. The loss of services or any other present or future key management or employee, could have a material adverse effect on our business. We do not maintain “key person” life insurance for any of our personnel.

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

Sales Relationships . For both continued and discontinued business, if we are unable to maintain our sales representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted.

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

Suppliers .   We depend on the supply of electronic components and parts from various suppliers.  They have from time to time experienced short-term delays in provided the requested parts. There are no assurances that we will be able to obtain these components in the future within the time frames required by us at a reasonable cost. Any failure to obtain supplies on a timely basis and at a reasonable cost, or any interruption of local access services, could have an adverse effect on our final product and service level.

Service Disruptions. If the network infrastructure is disrupted or security breaches occur on our communications lines with our clients, we may lose clients or incur additional liabilities.

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

Competition . The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology and marketing.  As for our continuing business, Mediawizz enjoys no  distinctive advantage.

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

Governmental Regulation . With respect to our discontinued operations, we currently hold authorizations for international telecommunications services between Spain and other countries based on a third party's networks. Future regulatory, judicial and legislative changes in Spain may impose additional costs on us or restrict our activities. In addition, regulators or third parties may raise material issues with regard to our compliance with applicable regulations. Failure to comply with applicable local laws or regulations could prevent us from carrying on our operations cost effectively.  With respect to Mediawizz current business, there is no specific government regulation applicable.

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

Future Sales of Our Common Stock May Depress Our Stock Price. The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were approximately 332,243,707 shares of our Common Stock outstanding as “restricted securities” as defined in Rule 144 as of September 30, 2008, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

Technological Changes. Global industries are subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, for the development of, and access to everything from communications and networking technologies, to kiosk hardware, components and parts. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. We must anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan.

Voting Control . The largest single shareholder of the Company as of September 30, 2008, Mr. Leonardus Geeris, owned directly and indirectly approximately 45% of the Company’s outstanding Common Stock as of that date. This stockholder has exercised considerable influence over all matters requiring approval by our stockholders, including approval of significant corporate transactions and acquisitions. Geeris Holding Nederland, B.V. and Diependael  BV are companies owned by Leonardus Geeris, a director and executive officer of the Company. At the beginning of this fiscal year 2008, Mr. Geeris on October 31, 2007, assumed the role of President and CEO of Teleconnect Inc from Mr. Gomez.  Subsequently, on December 11th, 2008, Mr. Benschop replaced Mr. Geeris as President and CEO of the Company.

Item 1A     Risk Factors

We may not achieve or sustain profitability in the future . We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2008, we had an accumulated deficit of $30,573,787 and had a stockholders' deficit of $3,809,124. As shown in the accompanying consolidated financial statements, the Company incurred losses of $3,510,739 and $2,999,829 for the years ended September 30, 2008 and 2007, respectively. In addition, the Company has incurred substantial losses since its inception.  As of September 30, 2008, the Company had a working capital deficit of $5,287,306.  These factors raise substantial doubt about the Company's ability to continue as a going concern. These results and facts are the justification for a significant change in direction and focus of the Company to be implemented by new management during the current fiscal year 2009.

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

Item 1B      Unresolved Staff Comments

None

Item 2.        Properties

The Company’s principal executive offices are presently located at Centro Comercial Camoján Corner, 1ª plta,  Camino de Camoján, Urb. Sierra Blanca,  29603 Marbella – Málaga, Spain.

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

The Company has filed legal actions in Spain and Holland against parties which owe money to the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

There were no matters put forth to vote at a meeting of the security holders during the fiscal year ended September 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Common Stock of the Company is currently traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol TLCO.PK.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by Pink Sheets (formerly known as National Quotation Bureau, L.L.C.) for the periods indicated.

	High Closing Bid Price	Low Closing Bid Price
Year Ended December 31, 2005
1 st Quarter	$0.48	$0.20
2 nd Quarter	$0.40	$0.15
3 rd Quarter	$0.23	$0.11
4 th Quarter	$0.15	$0.08

Year Ended December 31, 2006
1 st Quarter	$0.22	$0.13
2 nd Quarter	$0.30	$0.14
3 rd Quarter	$0.17	$0.06
4 th Quarter	$0.16	$0.05

Year Ended December 31, 2007
1 st Quarter	$0.10	$0.04
2 nd Quarter	$0.10	$0.04
3 rd Quarter	$0.08	$0.02
4 th Quarter	$0.04	$0.01

Year Ended December 31, 2008
1 st Quarter	$0.029	$0.006
2 nd Quarter	$0.009	$0.007
3 rd Quarter	$0.007	$0.005
4 th Quarter	$0.03	$0.03

The closing bid price of the Common Stock of the Company on September 30, 2008 was $0.005 per share.

Stock Option, SAR and Stock Bonus Consultant Plan

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 20,000,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2008, 14,574,324 shares of common stock had been issued under this plan.

Sale of Unregistered Securities

During the fiscal year ended September 30, 2008, there were no sales of unregistered securities.

Item 6.  Selected Financial Data

The following table sets forth certain operating information regarding the Company.

	Year Ended	Year Ended
	September 30, 2008	September 30, 2007
Revenues	$181,935	$28,485
Cost of sales	$578,381	$107,986
Selling, general and administrative	$744,572	$3,010,305
Bad debt expense	$549,074	$-
Depreciation	$41,136	$5,202
Other (Expenses) Income	$(54,603)	$18,433
Gain on forgiveness of debt	$-	$57,172
Loss on investment	$(103,397)	$(380,277)
Interest expense	$(106,323)	$(125,302)
Provision for income taxes	$(80,000)	$-
Net (loss) income from discontinued operations	$(1,435,188)	$525,153
Net Loss	$(3,510,739)	$(2,999,829)
Comprehensive Loss	$(3,341,575)	$(3,360,015)
Net Loss Per Share	$(0.01)	$(0.02)

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

Revenue Recognition. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.   Revenue from the sale of multimedia kiosks from our Mediawizz subsidiary are recognized in the period in which title has passed and services have been rendered.

Revenue from sales of telecommunication services (included in discontinued operations) is generally recognized during the period when the services are rendered. Prepaid services which have not yet been rendered are reflected in deferred income until such time as the services are rendered.

Accounting for Stock-Based Compensation. The Company adopted SFAS-123R on October 1, 2005 utilizing the modified prospective method. The adoption of SFAS-123R had no impact on the financial statements as the Company did not issue any options during 2008 or 2007. All options and warrants were fully vested at the date of issuance.

Under SFAS-123R, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award. Because the Company's current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle will be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date SFAS-123R is adopted.

The Company uses the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS-123 for all awards granted to employees prior to the effective date of SFAS-123R that remain unvested on the effective date.

Segment Reporting. We have adopted SFAS 131, A Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have two reportable segments; multimedia kiosk sales and service, which encompasses Mediawizz , and telecommunications systems and related services which encompasses the companies of Teleconnect Comunicaciones SA, Teleconnect Telecom SL, Recarganet and ITS Europe.

Discontinued operations. In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain.  The Company has accounted for the transaction under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the results of operations of these subsidiaries were reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet.

Overview

At the time of this filing, we derive our revenues from continuing operations primarily from the sale of multimedia kiosks and hardware components to retail chains. These kiosks and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results will depend in the future upon the continued adoption and use of the services provided by the multimedia kiosks and components supplied by Mediawizz. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

Our revenues from discontinued operations are primarily from the sale of our long-distance telecommunication services. Our revenues and operating results have depended upon the continued adoption and use of our products and services by consumers and small businesses. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

As mentioned above, our future revenues will depend primarily on targeted acquisition of companies with high potential  business.  Today, our existing revenues generated by Mediawizz may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and is expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

Our most significant customers during fiscal year 2008, now included in discontinued operations, were only two customers which accounted for more than 10% of our revenues during the year ended September 30, 2008; these represented 28%, and  21%,.  Domestic sales in Spain accounted for 99.6% in 2007 and 95.25% in 2008 of total revenues.   Mediawizz is in the process of obtaining business in retail.

Cost of sales consists primarily of the costs associated with carriers which supply the telecom services for the Company to resell. We rely on third parties to offer the majority of the services we have in our portfolio. Accordingly, a significant portion of our cost of sales consists of payments to these carriers. Cost of sales also consists of customer support costs, training and professional services expenses, and parts.

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

Year Ended September 30, 2008, compared to year ended September 30, 2007

Assets.  Total assets as of September 30, 2008 decreased 2.1% to $4,205,858 from $4,297,582 at September 30, 2007.  This decrease is due to reduction in cash available for operating activities; the 2008 writeoff of a long-term notes receivable in default; decreases in the current assets of discontinued operations as cash for operations was used in the discontinued operations. This was offset by an increase in inventory in Mediawizz for the production of kiosks for a fulfillment of orders.

Liabilities. Total liabilities as of September 30, 2008 increased 67.9% to $8,014,982 compared to $4,726,640 as of September 30, 2007.  This increase is due primarily to the increase of $2,315,526 loans from related parties as well as the increase of $727,008 in liabilities from discontinued operations as well as the increased liabilities associated to the increased production of Mediawizz for a fulfillment of orders.

Revenues. Revenues from continuing operations for the year ended September 30, 2008 amounted to $181,935 compared to $28,485  in the prior year.   These 2008 revenues were derived from the sales activity of Mediawizz.  Since the purchase date of Mediawizz was June 15th, 2007, the 2008 results include a full year of Mediawizz’s activity while the 2007 results reflect three and one half months of activity.

Pricing Policies. The pricing for our products and services from continuing business may vary depending on the services provided, the speed of service, geographic location and capacity utilization. It is not the intention of the Company to enter “price wars” with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and by providing a unique value add to the service.  The existing prices reflect the fact that the continuing operations are derived from relatively new services and products which are still in their infancy.

Client Contracts. Our contracts with customers generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations.

Cost of Sales.  Cost of sales from continuing operations for the year ended September 30, 2008 amounted to $578,381 as compared to $107,986 for the year ended September 30,2007,and consisted principally of the material and assembly costs of the kiosks which increased with increased production of the kiosks in 2008.

We reflected a gross loss during fiscal 2008 of $396,446. Compared to a grosss loss in fiscal 2007 of $79,501.  The principal reasons for the negative gross profit is the fact that this continuing business is in its infancy and sales have not had time to ramp up during 2008.

Selling, General and Administrative. Selling, general and administrative expenses during 2008 were $744,572, a decrease of $2,265,733 or 75.27% from the prior year’s operating expenses of $3,010,305.  The primary reason for the sharp decrease was that there was no stock issued to consultants as compensation for services in 2008 while in 2007, this amounted to $1,839,429. If this amount were factored out of 2007 operating costs, the result would be $1,170,876, which reflects fewer management fees and fewer consultant costs in 2008 compared to 2007.

Interest Expense. Interest expense for the year ended September 30, 2008 was $106,323 compared to $125,302 for the prior year; a reduction of 15.15% This decrease was due primarily to less interest incurred on loans made from affiliated parties. Specifically, the interest on certain loans went from 8% in 2007 to 4% in 2008.

(Loss) Income From Discontinued Operations

The following table sets forth certain operating information regarding the discontinued operations:

	Year Ended Sept 30, 2008	Year Ended Sept 30, 2007
Revenues	$3,625,575	$4,139,491
Cost of Sales	2,847,288	2,855,401
Gross Profit	778,287	1,284,090
Selling, general and administrative expenses	2,101,485	1,867,864
Depreciation	131,470	150,905
Operating loss	(1,454,668)	(734,679)
Gain on forgiveness of debt	-	1,267,194
Other (expense) income	19,480	(7,362)
(Loss) income from discontinued operations	$(1,435,188)	$525,153

Revenues. Revenues from discontinued operations in 2008 decreased 12.4% to $3,625,575, compared to $4,139,491 in 2007.   The decrease in sales is due to the increased competitiveness of the market and our inability to lower prices of our goods and services to the levels of our competitors. We were not able to increase sales with lower margins to compensate the decrease in revenues due to less competitive end user pricing.  It is expected that the discontinued operations will effectively be sold during 2009.

Cost of Sales.  Cost of sales in 2008 were $2,847,288, a decrease of $8,113 or 0.3% from the prior year cost of sales of $2,855,401. Cost of sales as a percentage of sales was 69.1% in 2007 while it was 78.5% for the same period in 2008. The main reason for the increase was the inability to renegotiate better carrier pricing during this period.

Gross profit during 2008 was $778,287 as compared to gross profit in 2007 of $1,284,090.  The principal reason for the reduction was the setting of a lower sales price in order to be competitive while carrier pricing remained practically unchanged.

Selling, General and Administrative. Selling, general and administrative expenses in 2008 were $2,101,485 an increase of $233,621 or 12.5% from the prior year´s operating expenses of $1,867,864 due to the cost of services to external consultants who were involved with accounting, auditing, general business and strategy planning.

Net Loss. In 2008 the Company reported a net loss from discontinued operations of $1,435,188 compared to a net income of $525,153 during 2007.  The 2007 net income is primarily a result of a gain on forgiveness of debt obtained by the settlement with a vendor which amounted to $1,267,194.  The poorer result is due to the explanations already given for the 11.8% decrease in sales, unchanged cost of sales, and higher selling, general and administrative expenses.

Liquidity and Capital Resources. At September 30, 2008, the Company had negative working capital of approximately $5,287,000, compared to negative working capital of $2,488,000, at September 30, 2007, a decline of approximately $2,719,000 making it more difficult to independently fund its activities.

Net cash used in operating activities

The Company used $2,679,275 of its cash in operations in 2008 primarily from net losses during the year and an increase in inventory of $1,159,197.  In 2007 the Company used $3,140,014 in operations which was primarily from net losses during the year and changes to current assets and liabilities in discontinued operations during the year.

Net cash used in investing activities

The Company generated cash from investing activities in 2008 of $148,701 from the disposal of assets of $29,654 by Mediawizz and $202,435 by discontinued operations offset by advancing $83,388 to Giga Matrix BV during the year. In 2007, the Company used cash in investing activities of $1,745,396 as the Company purchased Mediawizz; and made some equity investments and note receivable investments.

Net Cash provided by financing activities

The Company had cash provided by financing activities of $2,257,675 in 2008 which consisted of loans from related parties of $2,306,842 offset by repayments on capital leases during the year of $49,167.   During 2007 the Company sold common stock of $4,405,201, received loans of $1,297,636, repurchased common stock of $200,000 and made payments on capital leases of $5,193 which resulted in $5,497,644 of cash provided by financing activities.

The fiscal year 2007, proved to be more demanding than other years due to the urgent need to generate new sources of funding to cover the operational deficit, the investment in new switching infrastructure, the investments and acquisitions of new companies, and the additional fees of consultants.

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

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments . The following table is a recap of the Company’s contractual obligations as of September 30, 2008.
	Payments Due by Period
	Total	Less than One Year	1-3 Years
Loans from related parties	$3,313,728	$3,313,728	$-
Note payable to third party	171,636	171,636	-
Capital & Operating Leases	252,214	117,051	135,163
Total Contractual Cash Obligations	$3,737,578	$3,602,415	$135,163

Year Ended September 30, 2007, compared to the year ended September 30, 2006

Assets: Total assets for the period ended September 30, 2007 increased 179.13% to $4,297,582 compared to $1,539,632 for the period ended September 30, 2006.  This increase is due primarily to the consolidation in 2007 of PhotoWizz; 100% owned by Teleconnect.  The assets from discontinued operations in 2006 of $1,520,719 represent 98.77% of all assets while the assets from discontinued operations in 2007 represented $1,566,700 or 36.46% of total assets.

Liabilities: Current liabilities for the period ended September 30, 2007 decreased 34.47% to $4,726,640 compared to $7,212,440 for the period ended September 30, 2006.  This decrease is due primarily to the debt forgiveness of a large creditor as well as other debt forgiveness of loans from related parties.  The liabilities from discontinued operations in 2006 of $5,376,032 represent 74.54% of total current liabilities while the liabilities from discontinued operations in 2007 represented $3,336,921 or 70.60% of total current liabilities.

With the sale of the Spanish subsidiaries, the Company will reduce its assets by 36.36% but its liabilities by 70.60% leaving $1,389,719 of current liabilities, 71,83% of which is due to related parties.  In addition, with this sale, the Company stops the cash drain characteristic of the Spanish business since its inception.

Income (Loss) From Continued Operations:

The following table sets forth certain operating information regarding the Company

	Year Ended	Year Ended
	September 30, 2007	September 30, 2006
Revenues	$28,485	$-
Cost of sales	$107,986	$-
Selling, general and administrative	$3,010,305	$3,391,114
Depreciation	$5,202	$-
Other Income (Expenses)	$18,433	$-
Debt forgiveness income	$57,172	$-
Loss on investment	$(380,277)	$-
Interest expense	$125,302	$358,251
Net income (loss) from discontinued operations	$525,153	$(14,373)
Net Loss	$(2,999,829)	$(3,763,738)
Comprehensive (Loss)	$(3,360,015)	$(4,088,416)
Net Loss Per Share	$(0.02)	$(0.03)

Revenues: Revenues from continuing operations for the year ended September 30, 2007 amounted to $28,485, compared to none in the prior year.   These 2007 revenues were derived from the sales activity of Mediawizz, our wholly owned subsidiary which was acquired in 2007 The activity of Mediawizz involves the production of multimedia kiosks.  Since the purchase date of Mediawizz was June 15th, 2007, the 2007 results only include three months of Mediawizz’s startup activity.

Pricing Policies: The pricing for our products and services from continuing business may vary depending on the services provided, the speed of service, geographic location and capacity utilization. It is not the intention of the Company to enter “price wars” with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and by providing a unique value add to the service.  The existing prices reflect the fact that the continuing operations are derived from relatively new services and products which are still in their infancy.

Client Contracts: Our contracts with customers generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations.

Cost of Sales:  Cost of sales from continuing operations for the year ended September 30, 2007 amounted to $107,986 and consisted principally of the material and assembly costs of the kiosks.

We reflected a gross loss during fiscal 2007 of $79,501. The principal reasons for the negative gross profit is the fact that this continuing business is in its infancy and sales have not had time to ramp up during the fiscal year ended September 30, 2007.

Selling, General and Administrative: Selling, general and administrative expenses for the year ended September 30, 2007 were $3,010,305, a decrease of $380,809 or 11.2% from the prior year’s operating expenses of $3,391,114.  Hence, though the actual reduction in selling, general and administrative expenses associated to the operations of the Company was significant, this reduction was partially offset by the valuation of stock issued as compensation for services of $1,839,429 for 2007 while stock issued for services in 2006 was $2,814,000

Interest Expense: Interest expense for the year ended September 30, 2007 was $125,302 as compared to $358,251 for the prior year; a reduction of  74.3 % This decrease was due primarily to less interest incurred on loans made from affiliated parties due to the conversion of certain of those loans into common stock during  2007.

Income (Loss) From Discontinued Operations:

The following table sets forth certain operating information regarding the discontinued operations:

	Year Ended	Year Ended
	September 30, 2007	September 30, 2006
Revenues	$4,139,491	$4,656,546
Cost of sales	$2,855,401	$3,054,023
Selling, general and administrative	$1,867,864	$1,635,872
Depreciation	$150,905	$240,289
Other Income (Expenses)	$(6,230)	$259,265
Debt forgiveness income	$1,267,194	$-
Interest expense	$1,132	$-
Net income (loss) from discontinued operations	$525,153	$(14,373)

Revenues: Revenues from discontinued operations for the year ended September 30, 2007 decreased to $4,139,491, compared to $4,656,546 from the prior year.   These revenues during the year ended September 30, 2007 were primarily derived from the sale of prepaid telephone cards through major accounts, retail chains as well as call shops and other small establishments.  Other services which contributed to the revenue figures come from the sale of prepaid long-distance calling minutes to residential users. It is expected that the discontinued operations will effectively be sold during the fiscal year 2009.

Cost of Sales:  Cost of sales for the year ended September 30, 2007 were $2,855,401, a decrease of $198,622 or 6.5% from the prior year cost of sales of $3,054,023. The main reason for the decrease is the drop in sales.  Cost of Sales as a percentage of sales was 69.1% in 2007 while it was 65.6% for the same period in 2006.

Gross profits during fiscal 2007 were $1,284,090 as compared to gross profits for the fiscal year of 2006 of $1,602,523.  Hence, gross profits declined by $318,433 or 19.9%.  The principal reason for the reduction is the setting of the lower sales price of services in order to be competitive but carrier pricing remained relatively constant.

Selling, General and Administrative: Selling, general and administrative expenses for the year ended September 30, 2007 were $1,867,864, an increase of $231,992 or 14.2% from the prior year ‘s operating expenses of $1,635,872. Hence, though the actual reduction in sales and costs of sales was noteworthy, it was partially offset by the valuation of stock issued as compensation for services to an external consultant.

Depreciation Expense: Depreciation expense for the year ended September 30, 2007 was $150,905 compared to $240,289 for the year ended September 30, 2006.  This decrease of $89,384 or 37.20% is due primarily to the fact that some equipment became fully depreciated in 2007.

Net Loss: In 2007 the Company reported net income from discontinued operations of $525,153 compared to a net loss of $(14,373) during the 2006.  The 2007 net income is primarily a result of a gain on forgiveness of debt obtained by the settlement with a vendor which accounted for $1,267,194.  On a pro forma basis without including this gain the Company would have had a loss from discontinued operations of $(742,041) in 2007; an increase in the net loss of 5,063%.  The poorer result is partially due to the following facts, the decrease in sales, decrease in margins, and the additional monthly costs born by the Company associated to an in-house consultant.

Liquidity and Capital Resources: At September 30, 2007, the Company had negative working capital of approximately $(2,488,000), compared to negative working capital of $(6,280,000), at September 30, 2006. Therefore the Company experienced an improvement of approximately $3,791,968 though insufficient to independently fund its activities.   The Company had in 2007 net uses of its cash flows from operations of $3,140,014 while in 2006 the same was $1,179,709.  In addition, in 2007 the company had debt-forgiveness income of $1,324,366 while in 2006 it did not have any.  Also, since its net cash used in investing activities increase in 2007 to $1,745,396 from $185,167 in 2006, the Company found itself in the need to raise additional funds from the sale of common stock in 2007 of $4,405,201 compared to only $380,868 in 2006.  In addition to these funds raised from the sale of common stock, funds were also made available to the Company by loans from related parties amounting to $1,297,636 at September 30, 2007.  The fiscal year 2007, proved to be more demanding than other on the need to generate new sources of funding to cover the operational deficit, the investment in new switching infrastructure, the investments and acquisitions of new companies, and the additional fees of consultants.

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

After serving the Company since March 2002 and after reaching agreement in July 2007 that secured his stay for a transition period of three months, Mr. Gomez resigned from the position of President and CEO effective October 31, 2007 when these positions were assumed by Mr. Leonardus Geeris, a major shareholder and investor to the Company.

Mr.  Lanting, who was appointed to the Board of Directors of the Company shortly prior to the purchase of a 35% stake in Ownersair Ltd on August 28th 2007, voluntarily resigned on November 16, 2007, after he and some significant stakeholders as well as Mr. Geeris concluded that it was in the best interest of the company that Mr Lanting assume full responsibility for this Ownersair investment. There were no disputes nor disagreements leading to Mr. Lanting’s resignation and departure.

In November 2008, Teleconnect Inc’s President and CEO at the time, Mr. Leonardus Geeris, in preparation of the appointment of new executive management, facilitated a restructuring of the Company’s debt permitting all his outstanding loans to be converted into common shares for this future management.

Effective December 11, 2008, Mr. Dirk L. Benschop was appointed a director of Teleconnect Inc., by Mr. Leonardus Geeris, to fill a vacancy on the Board of Directors.  At the same time, Mr. Benschop was also appointed as the new Chief Executive Officer and President of the Corporation. Additionally, Mr Geeris provided Mr. Benschop with an irrevocable proxy to represent all his voting rights at shareholder meetings until November 2009.

In March 2009 the Company entered into an arrangement providing for the sale of 100 % of the Company’s interest in ITS Europe, Recarganet, and Teleconnect Telecom in addition to approximately 87% of its interest in Teleconnect Comunicaciones SA; retaining a 10% stake in the latter.  On March 25th, 2009, tentative agreements were signed between the Company and several private individuals (some of which are also employees and officers of Teleconnect Comunicaciones SA) to affect the purchase.  The stock purchase agreements will be formalized before a public Spanish notary upon approval by the Company’s shareholders.  By selling off the Spanish subsidiaries and maintaining a 10% stake in Teleconnect Comunicaciones SA, Teleconnect Inc is relieved of its obligation to fund these companies whereas Teleconnect Inc. could possibly benefit from future dividends, if so declared by Teleconnect Spain.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheets of Teleconnect Inc. and its subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.    Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency in addition to a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 18.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Coulter & Justus, P.C.

August 12, 2009

Knoxville, Tennessee

TELECONNECT, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,342	$441,121
Accounts receivable - trade	69,199	8,010
Accounts receivable - other	990	-
Due from related parties	468,146	381,439
Inventory	1,535,630	373,186
Prepaid taxes	44,663	94,201
Prepaid expenses	14,313	118,622
Asset of discontinued operations	546,393	822,029

Total current assets	2,727,676	2,238,608

PROPERTY AND EQUIPMENT, NET	90,461	159,860

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	44,626	142,173
Goodwill	444,712	440,856
Long-term notes receivable (net of allowance for doubtful accounts of $ 549,074 at September 30, 2008)	57,212	571,414
Assets of discontinued operations	841,171	744,671

	$4,205,858	$4,297,582

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$207,397	$134,740
Accrued liabilities	139,467	37,887
Notes payable	171,636	170,148
Income tax payable	80,000	-
Loans from related parties	3,313,728	998,202
Current portion of capital lease obligations	38,825	48,742
Liabilities of discontinued operations	4,063,929	3,336,921

Total current liabilities	8,014,982	4,726,640

Capital lease obligations, less current portion	-	38,491

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 332,243,707 shares outstanding as of September 30, 2008 and 2007	332,244	332,244
Additional paid-in capital	28,999,901	28,999,901
Accumulated deficit	(30,573,787)	(27,063,048)
Accumulated other comprehensive loss	(2,567,482)	(2,736,646)

Net stockholders' deficit	(3,809,124)	(467,549)

	$4,205,858	$4,297,582

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2008	2007

SALES	$181,935	$28,485

COST OF SALES	578,381	107,986

GROSS PROFIT (LOSS)	(396,446)	(79,501)

OPERATING EXPENSES:
Selling, general and administrative expenses	744,572	3,010,305
Bad debt expense	549,074	-
Depreciation	41,136	5,202

Total operating expenses	1,334,782	3,015,507

LOSS FROM CONTINUING OPERATIONS	(1,731,228)	(3,095,008)

OTHER INCOME (EXPENSES):
Gain on forgiveness of debt	-	57,172
Other income (expense)	(54,603)	18,433
Loss on investment	(103,397)	(380,277)
Interest expense - related parties	(106,323)	(125,302)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(1,995,551)	(3,524,982)

PROVISION FOR INCOME TAXES	(80,000)	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(2,075,551)	(3,524,982)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,435,188)	525,153

NET LOSS	$(3,510,739)	$(2,999,829)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	(0.01)	(0.02)
From discontiued operations	(0.00)	(0.00)
Total	$(0.01)	$(0.02)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	332,243,707	207,845,524

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(3,510,739)	$(2,999,829)
Foreign currency translation adjustment	$256,309	$(545,736)
Tax effect on currency translation	(87,145)	185,550

COMPREHENSIVE LOSS	$(3,341,575)	$(3,360,015)

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock				Accumulated
	Number	$0.001	Additional		Other	Net
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Deficit
Balance, October 1, 2006	180,680,383	$180,681	$20,586,190	$(24,063,219)	$(2,376,460)	$(5,672,808)

Common stock issued for conversion of debt to equity	30,644,000	30,644	2,027,950	-	-	2,058,594
Common stock issued for services	46,574,324	46,574	1,792,855	-	-	1,839,429
Common stock issued for purchase of subsidaries	9,241,000	9,241	452,809	-	-	462,050
Sale of common stock	69,104,000	69,104	4,336,097	-	-	4,405,201
Repurchase and cancellation of common stock	(4,000,000)	(4,000)	(196,000)	-	-	(200,000)
Foreign currency translation adjustment, net of tax	-	-	-	-	(360,186)	(360,186)
Net loss	-	-	-	(2,999,829)	-	(2,999,829)
Balance, September 30, 2007	332,243,707	332,244	28,999,901	(27,063,048)	(2,736,646)	(467,549)

Foreign currency translation adjustment, net of tax	-	-	-	-	169,164	169,164
Net loss	-	-	-	(3,510,739)	-	(3,510,739)

Balance, September 30, 2008	332,243,707	$332,244	$28,999,901	$(30,573,787)	$(2,567,482)	$(3,809,124)

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,510,739)	$(2,999,829)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	41,136	5,202
Gain on forgiveness of debt	-	(57,172)
Bad debt expense	549,074	-
Loss on equity investment	103,397	38,627
Loss on equity investment in Ownersair, Ltd.	-	341,650
Common stock issued for services	-	1,839,429
Change in operating assets and liabilities
Accounts receivable - trade	(61,119)	(1,931)
Accounts receivable - other	(990)	-
Accrued interest receivable	(30,036)	-
Inventory	(1,159,197)	(366,558)
Prepaid expenses	105,341	(103,169)
Prepaid taxes	50,358	(82,858)
Accounts payable	71,485	343
Accrued liabilities and income taxes payable	181,250	4,628
Operating cash flows from discontinued operations	688,309	(1,758,376)

Net cash used in operating activities	(2,971,731)	(3,140,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subsidary	-	(277,097)
Purchase of investment in Ownersair, Ltd.	-	(341,650)
Advances to equity investment	(83,388)	(381,439)
Proceeds from the issuance of notes receivable	-	(571,414)
Purchase of property and equipment	-	(36,240)
Proceeds from disposal of equipment	29,654	-
Investing activities of discontinued operations	202,435	(137,556)

Net cash provided by (used in) investing activities	148,701	(1,745,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	2,306,842	1,297,636
Payments on capital leases	(49,167)	(5,193)
Repurchase and cancellation of stock	-	(200,000)
Proceeds from sale of common stock	-	4,405,201

Net cash provided by (used in) financing activities	2,257,675	5,497,644

EFFECT OF EXCHANGE RATE	172,576	(174,573)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(392,779)	437,661

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	441,121	3,460

CASH AND CASH EQUIVALENTS, END OF YEAR	$48,342	$441,121

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Purchases of equipment outstanding in accounts payable (included in discontinued operations)	$292,456	$-
Common stock issued for purchase of subsidary	$-	$281,250
Common stock issued for purchase of equity investment	$-	$180,800
Common stock issued for conversion of debt	$-	$2,058,594
Common stock issued for services received	$-	$1,839,428

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

1. THE COMPANY

Teleconnect Inc. (the “Company”, “Teleconnect”, “we”, “us” or “our”) was incorporated under the laws of the State of Florida on November 23, 1998. The Company is engaged in the sale of multimedia kiosks and the telecommunication industry in Spain and offers telecommunications services for home and business use.  All of the Company’s operations are in the European Union.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  When accounts are determined to be uncollectible they are charged off against an allowance for doubtful accounts.  Credit losses, when realized, have been within the range of the Company’s expectations.  As of September 30, 2008, two customers accounted for 28%, and 21% of accounts receivables included in assets of discontinued operations.   As of September 30, 2007, two customers accounted for 26%, and 23% of accounts receivable included in assets of discontinued operations.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred and totaled $66,173 in 2008 and $54,946 in 2007.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and highly liquid investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at September 30, 2008 was held in Spanish financial institutions and is not insured.

Consolidation Policy -

The consolidated financial statements include the accounts of the Company and its subsidiaries ITS Europe, Teleconnect Spain, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2008

Income Taxes -

The Company uses the asset/liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company’s policy is to classify the penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision.

Inventories -

Inventories are stated at the lower of cost or market with cost determined on the first in, first out basis.

Property and equipment -

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

Goodwill –

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the years ended September 30, 2008 and 2007, the Company did not incur any charges for impairment.

Fair value of financial instruments –

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107). SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  September 30, 2008 and 2007 the fair value of cash, accounts receivable, other receivables, accounts payable, notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Accounting for Stock-Based Compensation –

The Company adopted SFAS-123R on October 1, 2005 utilizing the modified prospective method. The adoption of SFAS-123R had no impact on the financial statements as the Company did not issue any options during 2008 or 2007. All options and warrants were fully vested at the date of issuance.

Under SFAS-123R, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

The Company uses the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS-123 for all awards granted to employees prior to the effective date of SFAS-123R that remain unvested on the effective date.

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

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2008

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

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain for €1,001 with the Company retaining 10% of Teleconnect SA. Going forward the Company will account for the 10% of Teleconnect SA by the cost method.

Summarized financial information (which consists principally of Teleconnect SA) included in discontinued operations is as follows for the year ended September 30:

	2008	2007

Sales	$3,625,575	$4,139,491
Cost of Sales	2,847,288	2,855,401
Gross Profit	778,287	1,284,090
Selling, general and administrative expenses	2,101,485	1,867,864
Depreciation	131,470	150,905
Operating loss	(1,454,668)	(734,679)
Gain on forgiveness of debt	-	1,267,194
Other income (expense)	19,480	(7,362)
Loss (income) from discontinued operations	$(1,435,188)	$525,153

The net liabilities of discontinued operations (which consists principally of Teleconnect SA), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at September 30:

	2008	2007
Cash	$22,372	$104,148
Accounts receivable – trade, net of allowance for doubtful accounts of $678,167 and $605,718 at September 30, 2008 and 2007, respectively	384,709	641,295
Accounts receivable - other	122,860	24,486
Inventory	13,332	50,893
Prepaid expenses	3,120	1,207
Current assets of discontinued operations	546,393	822,029

Property and equipment, net	478,214	237,884
Vendor deposits	362,957	506,787
Other assets of discontinued operations	841,171	744,671

Accounts payable	1,231,822	943,736
Accrued liabilities	253,952	178,729
Taxes payable	342,439	258,557
Deferred income	2,235,716	1,955,899
Liabilities of discontinued operations	4,063,929	3,336,921

Net liabilities of discontinued operations	$2,676,365	$1,770,221

Substantially all interest expense is allocated to the ongoing operations of the parent company.

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2008

4.  NOTES RECEIVABLE

In February 2007, the Company loaned $500,605 (350,000 Euros) to a business development firm with a maturity date of February 2009. The note is in default and the Company determined that it was uncollectible as of September 30, 2008. Although the Company has pursued legal action for collection, the amount (including unpaid interest) was reserved as uncollectible as of September 30, 2008.

5. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of September 30:

	2008	2007
Computers and switching systems	$123,681	$164,581
Less: Accumulated depreciation	(33,220)	(4,721)
Net property and equipment	$90,461	$159,860

6. LOANS FROM RELATED PARTIES

As of September 30, 2008 and 2007, the Company had short term loans totaling $3,313,728 and $998,202, respectively, from shareholders. These loans bear interest at 4% to 8% annually, are unsecured and due upon demand. Interest expense of $106,323 and $125,302, respectively, was incurred on these notes during 2008 and 2007.

7. NOTE PAYABLE

As of September 30, 2008 and 2007 the Company has a short-term bridge loan of $171,636 and $170,148, respectively, from a potential investor.  This note does not bear interest and is due on demand.

8. OPERATING LEASES

The Company leases certain equipment with a carrying value of approximately $105,000 at September 30, 2008 under a capital lease agreement.  The initial lease term is thirty-six months and expires in June 2009.  Amortization of capital leases is included with depreciation expense in the accompanying consolidated financial statements.  The Company also leases office space and other equipment under non-cancelable operating leases expiring on various dates through 2011.  Total rental expense for all non-cancelable operating leases, totaled $142,331 in 2008 and $193,729 in 2007.

Future minimum lease payments, by year and in the aggregate, consist of the following as of September 30, 2008:

	Capital	Operating	Total
	Lease	Leases

2009	$39,815	$77,236	$117,051
2010	-	77,236	77,236
2011	-	57,927	57,927
	39,815	$212,379	$252,214
Less amounts representing interest	(990)
Total	$38,825

9. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2008

	2008	2007
Tax carry forwards	$11,828,632	$10,506,302
Valuation allowance	(11,828,632)	(10,506,302)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision is as follows for the years ended September 30:
	2008	2007
Income tax (benefit) provision at U.S Federal statutory rate	$(1,166,451)	$(1,019,942)
Foreign income taxed at rates other than 34%	(13,738)	5,270
Tax effect of NOL absorbed	(17,953)	(113,075)
Foreign tax return adjustments	-	(68,040)
Other	80,000	(49,060)
Increase in valuation allowance, net of foreign currency adjustments	1,198,142	1,244,847
Tax (benefit) provision	$80,000	$-

The following table summarizes the amount and expiration dates of our operating loss carryovers as of September 30, 2008:

	Expiration Dates	Amounts
U.S. federal net operating loss carryovers	2023-2028	$13,298,522
Non-U.S. net operating loss carryovers	2014-2022	20,907,121
Total		$34,205,643

 As a result of significant pre-tax losses, the Company cannot conclude that it is more likely than not that the deferred tax asset will be realized.  Accordingly a full valuation allowance has been established against our deferred tax assets.  During 2008, the Company increased its valuation allowance by $1,322,330 to reflect the effect of current year net operating losses.

The company is delinquent in filing tax returns with the Internal Revenue service and state taxing authorities.  The Company is in the process of completing and filing these delinquent returns.  With respect to the fiscal year 2007 returns $80,000 of penalties and interest have been accrued and included in the current year income tax provision.  Similar penalties and interest could be incurred for fiscal year 2008 returns as well.

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

11. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2008 or 2007.

12. EQUITY TRANSACTIONS

During the year ended September 30, 2007, the Company issued 30,644,000 shares for debt forgiveness of $2,058,594 from an existing shareholder.

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2008

During the year ended September 30, 2007, the Company issued 49,104,000 shares for a capital injection of €1,650,000 (or $2,310,000) and the right of claim on a €150,000 ($210,000) loan on Giga Matrix B.V.

During the year ended September 30, 2007, the Company issued 20,000,000 shares of common stock for a capital contribution of €1,538,462 or $2,153,847.

During the year ended September 30, 2007, the Company issued 3,616,000 shares of common stock at $0.05 per share totaling $180,800 in exchange for 49% of Giga Matrix BV.

During the year ended September 30, 2007, the Company issued 5,625,000 shares of common stock at $0.05 per share totaling $281,250 in exchange for 100% of Photowizz BV (Mediawizz).

During the year ended September 30, 2007, the Company issued 42,680,000 shares of common stock for consulting services totaling $1,722,599. Of these shares, 13,000,000 shares, valued at $390,000 were issued to a director of the company for consulting services and 20,000,000 shares valued at $800,000 were issued to this individual prior to being named to the board of directors.

During the year ended September 30, 2007 the Company issued 3,894,324 shares of common stock pursuant to the Company’s 2006 Stock Option, SAR and Stock Bonus Plan for total compensation of $116,830.

Pursuant to an agreement of termination signed on July 31, 2007 the Company repurchased and cancelled 4,000,000 shares of common stock valued at $200,000 from an officer of the corporation.

13. STOCK WARRANTS AND OPTIONS

During 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 1,250,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Employee Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No options have been issued under this plan as of September 30, 2008.

During 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the "Consultant Plan"), which reserves 1,000,000 shares of Common Stock, after the effect of the 1 for 2 reverse stock split on December 29, 2003, for issuance under the Consultant Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. During 2004 and 2003 the Company issued 2,180,000 and 150,000 shares respectively under the provisions of this plan. On July 29, 2004, the Board of Directors and shareholders approved amending the existing plans to reserving up to 15,000,000 shares for the two plans, however, the amended plan has not yet been filed under Form S 8 with the Securities and Exchange Commission.

On February 1, 2004, the Company issued restricted stock options which have a term of five years at an exercise price of $0.25 per share covering 1,000,000 shares of restricted common stock. The options can be exercised on or after January 1, 2005. Restricted stock on the date the option was granted was valued at $.10 per share based on other restricted stock transactions during the year.

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 20,000,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions.   As of September 30, 2008, 14,574,324 shares of common stock had been issued under this plan.

During the years ended September 30, 2008 and 2007 no stock options were issued.

Information with respect to stock options for restricted common stock outstanding are as follows as of September 30:

	2008		2007

	Average	Exercise	Average	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	4,000,000	$0.63	4,315,790	$0.63
Granted at market value	—	—	—	—
Exercised	—	—	—	—

Expired	(3,000,000)	$1.45	(315,790)	$0.20

Outstanding at the end of year	1,000,000	$0.25	4,000,000	$0.63

	Options Outstanding			Exercisable

	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
Price	September 30, 2008	Life (Years)	Price	September 30, 2008	Price

$0.25	1,000,000	0.5	0.25	1,000,000	0.25

	1,000,000		$0.25	1,000,000	$0.25

	Options Outstanding			Exercisable

	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
Price	September 30, 2007	Life (Years)	Price	September 30, 2007	Price

$0.50 - $2.50	3,000,000	0.2	1.45	3,000,000	1.45
$0.25	1,000,000	1.5	0.25	1,000,000	0.25

	4,000,000		$0.63	4,000,000	$0.63

14. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The Options totaling 1,000,000 and 4,000,000 shares that were outstanding at September 30, 2008 and 2007, respectively, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.

The following reconciles the components of the earnings (loss) per share computation for the years ended September 30:

	2008	2007
Basic and Diluted loss per share computation
Numerator:
Net loss from continuing operations	$(2,075,551)	$(3,524,982)
Net (loss) income from discontinued operations	$(1,435,188)	525,153

Denominator:
Weighted average common shares outstanding	332,243,707	207,845,524
Basic and Diluted income (loss) per share
From continuing operations	$(0.01)	$(0.02)
From discontinued operations	$0.00	$0.00

15. ACQUISITIONS

MEDIAWIZZ

On June 15, 2007, the Company finalized an agreement to acquire 100% on the outstanding stock in PhotoWizz BV (MediaWizz) to streamline the distribution of prepaid telephone cards, for the issuance of 5,625,000 shares of the Company’s common stock valued at $281,250 and $332,725 in cash for a total purchase price of $558,347, net of cash acquired of $55,628.  The purchase price was allocated as follows:

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2008

Accounts receivable	$6,079
Receivable from Teleconnect	188,988
Inventory	6,628
Fixed assets	128,822
Other assets	11,343
Goodwill	413,797
Accounts payable and
accrued liabilities	(104,884)
Notes payable	(92,426)

$558,347

The Company also committed to provide an additional $192,000 in capital to Media Wizz over the subsequent twenty months at approximately $16,000 per month.

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

Giga Matrix Holding

On February 15, 2007, the Company entered into an agreement to issue 3,616,000 shares of the Company's common stock valued at $180,800 for a 49% interest in Giga Matrix Holdings, BV (“Giga”).  As of September 30, 2008 the Company has advanced Giga $468,146 in loans which is included in “due from related parties” in the accompanying consolidated balance sheet.  The Company accounts for its investment in Giga under the equity method and had recognized $103,397 and $38,627 in losses on its equity investment during 2008 and 2007, respectively.

Ownersair Ltd.

In August 2007, the Company entered into an agreement to acquire 35% of Ownersair Ltd, a company registered in the United Kingdom but with all of its operations taking place in Spain, in exchange for a one-time payment of 236,500 Euros or approximately $338,000.  Ownersair was a startup company which distributed loyalty cards to residents of the Spanish coasts.  During 2007, the Company assessed the impairment on this investment and has written the carrying value off to reflect the decline in value.

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2008

16. GAIN ON DEBT FORGIVENESS

In March 2007, the Company entered into an agreement to settle approximately $1,613,000 of debt with vendors for $289,000 resulting in a gain of approximately $1,324,000, of which $1,267,000 is included in discontinued operations in the accompanying consolidated statements of operations for the year ended September 30, 2007.

17. SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the Company’s then president and chief executive officer entered into an arrangement permitting all of his then outstanding loans of $1,719,179 to be converted into 29,118,000 common shares.

Subsequent to September 30, 2008 the Company and an investor entered into an arrangement to convert part of the debt owed to the investor amounting to €326,988 or approximately $428,000 into 138,000,000 common shares of the Company.

As discussed in Note 3, in March 2009 the Company entered into an arrangement providing for the sale of 100 % of the Company’s interest in ITS Europe, Recarganet, and Teleconnect Telecom in addition to approximately 87% of its interest in Teleconnect Comunicaciones SA.  The stock purchase agreements for the sale of Recarganet, Teleconnect Telecom and Teleconnect Comunicaciones will be formalized before a public Spanish notary upon approval by the Company’s shareholders at the forthcoming meeting.  Since ITS Europe had been a dormant company since 2003 and did not materially impact the financials of the Company, it was formally sold to a third party on May 14th, 2009 before a public notary.

Subsequent to September 30, 2008 foreign exchange rates have changed; it is not practicable to determine the effect of these changes on these financial statements.

18. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred losses of $3,510,739 and $2,999,829 for the years ended September 30, 2008 and 2007, respectively. In addition, the Company has incurred substantial losses since its inception.  As of September 30, 2008, the Company had a working capital deficit of approximately $5,287,000 and a total shareholders’ deficit of approximately $3,809,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

19. SEGMENT INFORMATION

The Company has two segments media kiosks and telecommunications.  Segment information for media kiosks are represented by continuing operations and discontinued operations (Note 3) for telecommunications in these financial statements.

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A)T.    Controls and Procedures

A.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and the Company’s principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-K for September 30, 2008, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not sufficiently adequate nor effective to ensure that material information relating to the Company and the Company s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared. The actions being taken by the Company to address these ineffective disclosure controls and procedures are set forth in the following section.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  Our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting.    A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has policies and procedures that require the financial statements and related disclosures be reviewed and that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The Company, in certain circumstances, utilizes a third party consultant to assist with the preparation of the financial statements and related disclosures.   The financial statements were not timely prepared and reviewed by Management.  Further, there were numerous audit adjustments related to the current year (2008) operations.

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

Item 9B.    Other Information
None
PART III

Item 10.     Directors, Executive Officer and Corporate Governance

The directors and officers of the Company as of September 30, 2008 are as follows:

Name	Age	Position

Leonardus G.M.R. Geeris	64	Director, Chief Executive Officer, President and Treasurer
Alfonso de Borbón	34	Executive Vice-President Corporate Development

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

Item 11.     Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2008.
					Long-Term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Other Annual Compensation	Restricted Stock Awards(3)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation (4)
Leonardus Geeris	2008	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

Alfonso de Borbon	2008	$92,251	$0	$0	$0	$0	$0	$0
Executive Vice President

Erwin Lanting	2008	$99,091	$0	$0	$0	$0	$0	$0
Director

All executive officers as a group (Mr. Geeris and Mr. de Borbon) $92,251

(1)	Mr. Geeris received no remuneration of any type and was sole member of the Board at September 30, 2008.

(2)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors. The Company does have a Stock Option Plan Committee which has been established to administer the stock option, SAR and stock bonus plans of the Company. The Board of Directors, formed solely by Mr. Geeris, at September 30, 2008, does have plans to establish various committees in the future.

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

2006 Stock Option, SAR and Stock Bonus  Plan

Effective March 30, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan which reserved 20,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2008 total stock for services had been issued totaling 14,574,324 shares of Common Stock.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2008.  Mr. Lanting’s compensation was as a consultant and not for services as a member of the Board.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock splits, beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2008 are as follows:

	Shares	Percent of
Management Shareholders (1)	Beneficially Owned (1)	Common Stock
Leonardus Geeris (2)	156,934,805	47.23%
Erwin Lanting (Destalink)	33,000,000	9.93%
Alfonso de Borbón	4,000,000	1.20%
Directors and officers as a group (3) persons, including the above persons)	193,934,805	58.36%

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

(2)
As of the fiscal year ended September 30, 2008, Mr. Geeris had converted all stock into his own personal name, L.G.M.R. Geeris, including Common Stock which he had beneficially owned through his ownership of Geeris Holding Nederland B.V. and Diependael BV.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Subsequent to September 30, 2008, the Company’s then president and chief executive officer, Mr. Geeris, entered into an arrangement permitting all of his then outstanding loans of $1,719,179 to be converted into 29,118,000 common shares.

Subsequent to September 30, 2008, Mr. Lanting (Destalink) sold to Quick Holding BV (60%), Quack Holding BV (20%) and Queck Holding BV (20%) 20,000,000 shares for a total of 1,028,571 Euros in the percentages specified, as well as 13,000,000 shares to Mr. Geeris for an amount of  668,571 Euros.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2008 and 2007 are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Murrell, Hall, McIntosh & Co., PLLP for fiscal year ended September 30, 2007	$59,341	$0	$3,500	$0

Coulter & Justus PC for fiscal year ended September 30, 2008	$179,744	$0	$0	$0
September 30, 2007	$133,900	$0	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.     Exhibits

Financial Statement Schedules

(a) Financial Statements

1.	Financial statements for the fiscal year ended September 30, 2007
2.	Financial statements for the fiscal year ended September 30, 2008

  (b) Exhibits
1(i) Articles of Incorporation of the Company	The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 registration statement of the Company (File No. 333-93583)

1(ii) Amendment to Articles of Incorporation	An Amendment to the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of the Company dated January 29, 2001.
1(iii) Amendment to Articles of Incorporation
An Amendment to the Articles of Incorporation of the Company filed on February 26, 2003, is incorporated hereby by reference to Exhibit 1 (iii) to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2008.

1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)
10. Material Contracts

11. Statement re: computation of per share
earnings	Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.
21. A description of the subsidiaries of the Company	A description of the subsidiaries of the Company is incorporated herein by reference to Exhibit No. 21 to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teleconnect Inc.

Date: August 12, 2009	By:	/s/ Dirk Benschop
Dirk Benschop
Sole Director, Chief Executive Office, President and Treasurer

By:	/s/ Alfonso de Borbon
Alfonso de Borbon
Chief Financial Officer,
Executive Vice President and
Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2009	By:	/s/ Dirk Benschop
Dirk Benschop
Director, Chief Executive Officer, President and Treasurer

By:	/s/ Alfonso de Borbon
Alfonso de Borbon
Director, Chief Financial Officer,
Executive Vice President and
Principal Accounting and Financial Officer

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

21	Description of Subsidiaries
31.1	Certification of Dirk Benschop
31.2	Certification of Alfonso de Borbón
32.1	Certification of Dirk Benschop and Alfonso de Borbón