Form 10-Q
period 2008-12-31
Teleconnect Inc.
filed 2009-09-23
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 0-24857

Teleconnect Inc.
(Exact name of registrant issuer as specified in its charter)

Florida	52-2137517
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Centro Comercial Camoján Corner, 1ª plta
Camino de Camoján, Urb. Sierra Blanca
29603 Marbella – Spain

(Address of principal executive offices)

Registrant’s telephone number, including area code:  011-34-95-202-9400

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 495,361,707 shares at September 21, 2009.

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December
	31, 2008 and 2007(unaudited) and September 30, 2008 and 2007		4

	Condensed Consolidated Statements of Operations for
	the three months ended December 31, 2008, 2007 and
	2006 (Unaudited)		6

	Condensed Consolidated Statements of Cash Flows for
	the three months ended December 31, 2008, 2007 and 2006
	(Unaudited)		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		9

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	12

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item	4.	Controls and Procedures	15

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	16

Item	1A.	Risk Factors	16

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item	3.	Defaults Upon Senior Securities	16

Item	4.	Submission of Matters to a Vote of Security Holders	16

Item	5.	Other Information	16

Item	6.	Exhibits	16

Signatures			17

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,417	$259,195	$48,342	$441,121
Accounts receivable - trade	41,335	76,948	70,189	8,010
Due from related parties	504,665	448,478	468,146	381,439
Inventory (work in process)	1,445,859	751,637	1,535,630	373,186
Prepaid taxes	95,370	117,151	44,663	94,201
Prepaid expenses	52,670	124,134	14,313	118,622
Asset of discontinued operations	569,386	761,860	546,393	822,029

Total current assets	2,753,702	2,539,403	2,727,676	2,238,608

PROPERTY AND EQUIPMENT, NET	82,400	115,324	90,461	159,860

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	44,626	117,786	44,626	142,173
Goodwill	432,710	457,708	444,712	440,856
Long-term notes receivable (net of allowance for bad debts
of $543,073 and $549,074 at December 31, and September 30, 2008, respectively)	55,668	600,061	57,212	571,414
Assets of discontinued operations	778,194	798,900	841,171	744,671

Total assets	$4,147,300	$4,629,182	$4,205,858	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$93,257	$549,172	$207,397	$134,740
Accrued liabilities	138,292	68,014	139,467	37,887
Taxes payable	80,000	-	80,000	-
Notes payable	167,004	176,800	171,636	170,148
Loans from related parties	3,674,942	1,644,335	3,313,728	998,202
Current portion of capital lease obligations	25,371	51,358	38,825	48,742
Liabilities of discontinued operations	4,052,616	3,527,417	4,063,929	3,336,921

Total current liabilities	8,231,482	6,017,096	8,014,982	4,726,640

Capital lease obligations, less current portion	-	26,836	-	38,491

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
authorized, no shares outstanding	-	-	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized,
332,243,707 shares outstanding as of
December 31, 2008 and 2007 and September 30, 2008 and 2007	332,244	332,244	332,244	332,244
Additional paid-in capital	28,999,901	28,999,901	28,999,901	28,999,901
Accumulated deficit	(30,923,219)	(27,936,775)	(30,573,787)	(27,063,048)
Accumulated other comprehensive loss	(2,493,108)	(2,810,120)	(2,567,482)	(2,736,646)

Total stockholders' deficit	(4,084,182)	(1,414,750)	(3,809,124)	(467,549)

Total liabilities and stockholders' deficit	$4,147,300	$4,629,182	$4,205,858	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31,

	2008	2007	2006

SALES	$55,274	$15,640	$-

COST OF GOODS SOLD	56,266	167,856	-

GROSS PROFIT LOSS	(992)	(152,216)	-

OPERATING EXPENSES:
Selling, general and administrative expenses	236,725	328,795	389,043
Depreciation	7,912	9,952	-

Total operating expenses	244,637	338,747	389,043

LOSS FROM CONTINUING OPERATIONS	(245,629)	(490,963)	(389,043)

OTHER INCOME (EXPENSES):
Other income	7,509	8,686	-
Interest expense - related parties	(34,064)	(33,654)	(25,365)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES
AND DISCONTINUED OPERATONS	(272,184)	(515,931)	(414,408)

NET LOSS FROM DISCONTINUED OPERATIONS	(77,248)	(357,796)	(271,221)

NET LOSS	$(349,432)	$(873,727)	$(685,629)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	0.00	0.00	0.00
From discontiued operations	0.00	0.00	0.00
Total	$0.00	$0.00	$0.00

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	332,243,707	332,243,707	181,360,383

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(349,432)	$(873,727)	$(685,629)
Foreign currency translation adjustment	112,688	(111,324)	(77,897)
Tax effect on currency translation	(38,314)	37,850	26,485

COMPREHENSIVE INCOME LOSS	$(275,058)	$(947,201)	$(737,041)

 See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 FOR THE THREE MONTHS ENDED DECEMBER 31,

Page 1 of 2
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349,432)	$(873,727)	$(685,629)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	7,912	9,952	-
Loss on equity investment in Ownersair, Ltd.	-	24,387	-
Non-cash expenditures paid with stock			82,598
Change in operating assets and liabilities
Accounts receivable - trade	25,996	(13,695)	-
Accounts receivable - other	963	(54,937)	(13,170)
Accrued interest income	-	(6,819)	-
Inventory	48,324	(364,195)	-
Prepaid expenses	(38,743)	(981)	15,453
Prepaid taxes	(51,912)	(19,352)	-
Accounts payable	(108,542)	409,285	30,762
Accrued liabilities	2,589	28,680	25,983
Operating cash flows from discontinued operations	60,632	154,597	(179,989)

Net cash used in operating activities	(402,213)	(706,805)	(723,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	(49,154)	(52,468)	-
Disposal of property and equipment	-	40,691	-
Investing activities of discontinued operations	40,274	(25,783)	(156,666)

Net cash used in investing activities	(8,880)	(37,560)	(156,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	450,652	608,002	973,000
Payments on capital leases	(12,406)	(12,371)	-

Net cash provided by financing activities	438,246	595,631	973,000

EFFECT OF EXCHANGE RATE	(31,078)	(33,192)	(45,292)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(3,925)	(181,926)	47,050

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	48,342	441,121	3,460

CASH AND CASH EQUIVALENTS,
END OF YEAR	$44,417	$259,195	$50,510

 See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 FOR THE THREE MONTHS ENDED DECEMBER 31,

	2008	2007	2006

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for services received	$-	$-	$82,597

 See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiaries ITS Europe, Teleconnect Comunicaciones, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet.  All significant inter-company balances and transactions have been eliminated.

The balance sheets at September 30, 2008 and 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the years ended September 30, 2008 and 2007.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162,” which identifies sources of accounting principles and the framework for selecting the principles used in preparation of financial statements. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS 168 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company does not expect this standard will have a material impact on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect SA. Going forward the Company will account for its remaining 10% interest in  Teleconnect SA by the cost method.

Summarized financial information (which consists principally of Teleconnect SA) included in discontinued operations is as follows for the three months ended December 31:

	2008	2007	2006

Sales	$859,920	$760,117	$974,223
Cost of sales	647,394	669,088	665,918
Gross profit	212,526	91,029	308,305
Selling, general and administrative expenses	323,245	492,973	512,199
Depreciation	25,728	32,686	67,221
Operating loss	(136,447)	(434,630)	(271,115)
Other income (expense)	59,199	76,834	(106)
Loss from discontinued operations	$(77,248)	$(357,796)	$(271,221)

The net liabilities of discontinued operations (which consists principally of Teleconnect SA), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at:

	December 31,	December 31,	September 30,	September 30,
	2008	2007	2008	2007

Cash	$15,248	$77,585	$22,372	$104,148
Accounts receivable - trade, net of allowance
for doubtful accounts of $635,938, $623,316,
$678,167 and $605,718 at December 31, 2008
and 2007 and September 30, 2008 and 2007,
respectively	385,602	551,789	384,709	641,295
Accounts receivable - other	111,011	45,772	122,860	24,486
Inventory	14,543	55,473	13,332	50,893
Prepaid taxes	40,327	-	-	-
Prepaid expenses	2,655	31,241	3,120	1,207
Current assets of discontinued operations	569,386	761,860	546,393	822,029

Property and equipement, net	438,192	207,762	478,214	237,884
Vendor deposits	340,002	591,138	362,957	506,787
Other assets of discontinued operations	778,194	798,900	841,171	744,671

Accounts payable	1,225,761	869,363	1,231,822	943,736
Accrued liabilities	251,281	185,078	253,952	178,729
Taxes payable	395,259	265,590	342,439	258,557
Deferred income	2,180,315	2,207,386	2,235,716	1,955,899
Liabilities of discontinued operations	4,052,616	3,527,417	4,063,929	3,336,921

Net liabilities of discontinued operations	$2,705,036	$1,966,657	$2,676,365	$1,770,221

Substantially all interest expense is allocated to the ongoing operations of the parent company.

4. LOANS FROM RELATED PARTIES

During the three months ended December 31, 2008 and 2007 the Company obtained approximately $451,000 and $608,000, respectively, in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% to 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax benefit for the three months ended December 31, 2008 and 2007. The Company has recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 1,000,000, 4,000,000 and 4,315,000 shares that were outstanding at December 31, 2008, 2007 and 2006, respectively, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.

The following reconciles the components of the loss per share computation for the three months ended December 31:

	2008	2007	2006
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(272,184)	$(515,931)	$(414,408)
Net loss from discontinued operations	$(77,248)	$(357,796)	$(271,221)
Net loss	$(349,432)	$(873,727)	$(685,629)

Denominator:
Weighted average common shares	332,243,707	332,243,707	181,360,383
outstanding
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)

7. SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company’s then president and chief executive officer entered into an arrangement permitting all of his then outstanding loans of approximately $1,719,000 to be converted into 29,118,000 common shares.  The Company also entered into an arrangement to convert part of its debt with an investor of approximately $428,000 into 138,000,000 common shares.

8. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s recent losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time.   Management anticipates that it will be able to convert certain outstanding debt into equity and that it will be able to raise additional working capital.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION

Caution Regarding Forward-Looking Statements

The following information may contain certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “shall,” “will,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the SEC.

INTRODUCTION

At the time of this filing, we derive our revenues from continuing operations primarily from the sale of multimedia kiosks and hardware components to retail chains. These kiosks and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results in the near future will depend in the future upon the continued adoption and use of the services provided by the multimedia kiosks and components supplied by Mediawizz. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

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

Our future revenues will greatly depend on targeted acquisition of companies with high potential business.  Today, our existing revenues generated by Mediawizz may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and is expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to decrease in absolute dollars as we employ fewer personnel and incur fewer costs related to the growth of our business and our operation as a public company. We include stock-based compensation, when applicable, in general and administrative expenses.

BALANCE SHEET COMPARISON AT DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

Assets: Total assets at December 31, 2008 decreased 1.4% to $4,147,300 compared to $4,205,858 at September 30, 2008.  This decrease is due primarily to a reduction of the assets from discontinued operations.

Liabilities: Current liabilities at December 31, 2008 increased 2.7% to $8,231,482 compared to $8,014,982 at September 30, 2008.  This increase is due primarily to additional loans from related parties offset by payments of approximately $114,000 on trade accounts payable at Mediawizz.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (CONTINUING  OPERATIONS)

We incurred a $349,432 net loss for the three months ended December 31, 2008 as compared to a net loss of $873,727 during the comparable period in 2007. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2008, increased to $55,274 from $15,640 for the quarter ended December 31, 2007. The increase in sales is attributed to the fact that Mediawizz increased the number of kiosks sold from 6 in the quarter ended December 31, 2007 to 22 in the quarter ended December 31, 2008.

COST OF SALES

Cost of sales decreased to $56,266 during the three months ended December 31, 2007 from $167,856 during the same period in 2007. The decrease in cost of sales reflects efficiencies gained in our assembly process and operations of kiosks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 28 % to $ 236,725 during the three months ended December 31, 2008 as compared to $328,795 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is primarily due to the cancellation of outside consulting services originally intended to produce new business from acquisitions in 2007.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (DISCONTINUED OPERATIONS)

We incurred a $77,248 net loss from discontinued operations for the three months ended December 31, 2008 as compared to a net loss of $357,796 during the comparable period in 2007. It is expected that the discontinued operations will be sold during 2009. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2008, increased 13.1% to $859,920 from $760,117 for the quarter ended December 31, 2007. The increase in sales is due to aggressive end user pricing due to our ability to temporarily lower prices of our goods and services to the levels of our competitors.  The increase is attributed to the Gotel, Wholesale and Speedline services, which are prepaid services not requiring a card, more than the prepaid calling cards.  These additional sales resulted from an increase in total minutes of end-user usage which increased to nearly 21 million minutes for the three months ended December 31, 2008 up from 18.5 million minutes for the quarter ended December 31, 2007.

COST OF SALES

Cost of sales decreased by 3.3% to $647,394 during the three months ended December 31, 2008 from $669,088 during the same period in 2007. The main reason for this slight decrease was the fact that the cost of sales of the afore mentioned Gotel, Wholesale and Speedline services is less than that of the prepaid calling cards.  The net effect on this reduced cost of sales combined with the increase of sales lead to an improved Gross profit.

Gross profit for the three months ended December 31, 2008 increased by 133.5% to $212,526 as compared to gross profit for the same period in 2007 of $91,029.  The principal reason for this increase in Gross Profit again being the increase in sales in Gotel, Wholesale and Speedline services which provide the company with higher margins due to lower costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 34.4 % to $ 323,245 during the three months ended December 31, 2008 as compared to $ 492,973 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is primarily due to the lower general and administrative expenses associated with a reduction of staff and a reduction of cost associated to external consultants.

BALANCE SHEET COMPARISON AT DECEMBER 31, 2007 and SEPTEMBER 30, 2007

Assets: Total assets for the period ended December 31, 2007 increased 7.7% to $4,629,182 compared to $4,297,582 for the period ended September 30, 2007.  This increase is due primarily to the additional work-in progress inventory from Mediwizz.

Liabilities: Current liabilities at December 31, 2007 increased 27.3% to $6,017,096 compared to $4,726,640 at September 30, 2007.  This increase is due primarily to additional loans from related parties.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (CONTINUING OPERATIONS)

We incurred an $873,727 net loss for the three months ended December 31, 2007 as compared to a net loss of $685,629 during the comparable period in 2006. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2007 amounted to $15,640. This is attributed to the fact that Mediawizz began operations in the third quarter of 2007 and therefore had no sales for the three months ended December 31, 2006.

COST OF SALES

Cost of sales amounted to $167,856 during the three months ended December 31, 2007. The cost of sales reflects the Company’s initial entry into the market and is expected to decline as efficiencies are obtained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decrease by 15.5 % to $ 328,795 during the three months ended December 31, 2007 as compared to $389,043 for the comparable period in 2006.   This decrease in selling, general and administrative expenses is primarily due to decrease in legal and accounting services during 2007 as compared to 2006.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (DISCONTINUED OPERATIONS)

We incurred a $357,796 net loss from discontinued operations for the three months ended December 31, 2007 as compared to a net loss of $271,221 during the comparable period in 2006.  A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2007, decreased nearly 22% to $760,117 from $974,223 for the quarter ended December 31, 2006. The decrease in sales is due to the increased competitiveness of the market and our inability to lower prices of our goods and services due to less competitive end user pricing. As such, the number of minutes sent over our network dropped to approximately 18.5 million during for the three months ended December 31, 2007 as compared to nearly 23.4 million minutes for the quarter ended December 31, 2006.

COST OF SALES

Cost of sales increased less than 1% to $669,088 during the three months ended December 31, 2007 from $665,918 during the same period in 2006. The main reason for the increase was the inability to renegotiate better carrier pricing during this period.

Gross profit for the three months ended December 31, 2007 fell by 70.5% to $91,029 as compared to gross profit for the same period in 2006 of $308,305.  Though affected by the reduction in sales of 22%, the principal reason for this reduction in Gross Profit was the setting of a lower sales price in order to be competitive while carrier pricing remained practically unchanged.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 3.8 % to $ 492,973 during the three months ended December 31, 2007 as compared to $512,199 for the comparable period in 2006.   This decrease in selling, general and administrative expenses is primarily due to the lower selling expenses associated to the 22% reduction in sales as well as to a small reduction of staff.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 and 2007, Teleconnect Inc. had negative working capital of approximately $5,478,000 and $3,478,000, respectively, compared to negative working capital of $5,287,000 and $2,488,000 at September 30, 2008 and 2007, respectively.

The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds, increase borrowings, and upon its ability to reach a profitable level of operations of which there can be no assurances.

The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholder loans, the exchange of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

The Company intends to look for additional funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer (collectively, the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

 Management is currently designing new internal controls and procedures to address our material weaknesses which will be implemented in the coming year.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company has been named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of Dirk Benschop, Chief Executive Officer and President

31.2 Certification of Alfonso de Borbón, Executive Vice President and Chief Accounting and Financial Officer

32.1 Certification of Dirk Benschop and Alfonso de Borbon

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

September 22, 2009

By:	/s/ Dirk Benschop	By:	/s/ Alfonso de Borbon
	Dirk Benschop, Director,		Alfonso de Borbon,
	Chief Executive Officer,		Director, Chief Accounting
	President and Treasurer		and Financial Officer,
Executive Vice President and
Chief Operating Officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop

31.2	Certification of Alfonso de Borbon

32.1	Certification of Dirk Benschop and Alfonso de Borbon