Form 10-Q
period 2009-03-31
Teleconnect Inc.
filed 2009-10-05
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 0-24857

Teleconnect Inc.

(Exact name of registrant issuer as specified in its charter)

Florida	90-0294361
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Oude Vest 4
4811 HT Breda
The Netherlands

(Address of principal executive offices)

Registrant’s telephone number, including area code:  011-31- (0)6 30048023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 495,361,707 shares at October 2, 2009.

TELECONNECT INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March
31, 2009 and 2008(unaudited) and September 30, 2008 and 2007	4

Condensed Consolidated Statements of Operations for
the three and six months ended March 31, 2009, 2008 and
2007(Unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the three and six months ended March 31, 2009, 2008 and
2007(Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	March 31,	September 30,	September 30,
	2009	2008	2008	2007
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,116	$158,218	$48,342	$441,121
Accounts receivable	20,353	271,935	70,189	8,010
Due from related parties	482,582	564,724	468,146	381,439
Inventory (work in process)	1,472,538	1,181,430	1,535,630	373,186
Prepaid taxes	25,092	85,870	44,663	94,201
Prepaid expenses	21,765	81,688	14,313	118,622
Asset of discontinued operations	521,044	783,136	546,393	822,029

Total current assets	2,561,490	3,127,001	2,727,676	2,238,608

PROPERTY AND EQUIPMENT, NET	71,826	197,228	90,461	159,860

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	93,400	44,626	142,173
Goodwill	413,775	491,630	444,712	440,856
Long-term notes receivable (net of allowance for bad debts of $551,777 and $549,074 at March 31, 2009 and September 30, 2008, respectively)	53,232	650,119	57,212	571,414
Assets of discontinued operations	676,209	834,847	841,171	744,671

Total assets	$3,776,532	$5,394,225	$4,205,858	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	March 31,	September 30,	September 30,
	2009	2008	2008	2007
	(Unaudited)	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$113,056	$284,619	$207,397	$134,740
Accrued liabilities	87,140	97,036	139,467	37,887
Taxes payable	80,000	-	80,000	-
Notes payable	159,696	189,744	171,636	170,148
Loans from related parties	1,664,899	3,123,354	3,313,728	998,202
Current portion of capital lease obligations	12,219	34,906	38,825	48,742
Liabilities of discontinued operations	3,614,309	4,305,701	4,063,929	3,336,921

Total current liabilities	5,731,319	8,035,360	8,014,982	4,726,640

Capital lease obligations, less current portion	-	35,595	-	38,491

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 499,361,707 shares outstanding as of March 31, 2009 and 332,243,707 shares outstanding as of March 31, 2008 and September 30, 2008 and 2007	499,362	332,244	332,244	332,244
Additional paid-in capital	30,944,054	28,999,901	28,999,901	28,999,901
Accumulated deficit	(31,236,080)	(28,645,955)	(30,573,787)	(27,063,048)
Accumulated other comprehensive loss	(2,162,123)	(3,362,920)	(2,567,482)	(2,736,646)

Total stockholders' deficit	(1,954,787)	(2,676,730)	(3,809,124)	(467,549)

Total liabilities and stockholders' deficit	$3,776,532	$5,394,225	$4,205,858	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,			For the six months ended March 31,
	2009	2008	2007	2009	2008	2007

SALES	$95,061	$35,004	$-	$150,335	$50,644	$-

COST OF GOODS SOLD	107,417	125,976	-	163,683	293,832	-

GROSS LOSS	(12,356)	(90,972)	-	(13,348)	(243,188)	-

OPERATING EXPENSES:
Selling, general and administrative expenses	351,115	120,560	828,199	587,840	449,355	1,217,242
Depreciation	7,717	11,766	-	15,629	21,718	-

Total operating expenses	358,832	132,326	828,199	603,469	471,073	1,217,242

LOSS FROM CONTINUING OPERATIONS	(371,188)	(223,298)	(828,199)	(616,817)	(714,261)	(1,217,242)

OTHER INCOME (EXPENSES):
Other income (expense)	(37,117)	(57,414)	57,172	(29,608)	(48,728)	57,172
Interest expense - related parties	(19,293)	(22,514)	(31,395)	(53,357)	(56,168)	(56,760)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(427,598)	(303,226)	(802,422)	(699,782)	(819,157)	(1,216,830)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	114,737	(405,954)	1,129,050	37,489	(763,750)	857,829

NET (LOSS) INCOME	$(312,861)	$(709,180)	$326,628	$(662,293)	$(1,582,907)	$(359,001)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
From discontiued operations	0.00	(0.00)	0.01	0.00	(0.00)	0.00
Total	$(0.00)	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.00)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	378,708,851	332,243,707	179,486,022	355,199,476	332,243,707	186,018,406

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net (loss) income	$(312,861)	$(709,180)	$326,628	$(662,293)	$(1,582,907)	$(359,001)
Foreign currency translation adjustment	501,492	(837,576)	(471,382)	614,180	(948,900)	(549,279)
Tax effect on currency translation	(170,507)	284,776	160,270	(208,821)	322,626	186,755

COMPREHENSIVE INCOME (LOSS)	$18,124	$(1,261,980)	$15,516	$(256,934)	$(2,209,181)	$(721,525)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(662,293)	$(1,582,907)	$(359,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,629	21,718	-
Loss on equity investments	44,626	48,773	-
Stock based compensation	-	-	532,600
Change in operating assets and liabilities
Accounts receivable	44,953	(263,002)	(13,318)
Accrued interest income	-	(15,018)	-
Inventory	(43,736)	(765,253)	-
Prepaid expenses	(8,448)	50,599	15,453
Prepaid taxes	16,464	19,183	-
Accounts payable	(79,913)	134,357	119,891
Accrued liabilities	22,024	54,784	(33,259)
Operating cash flows from discontinued operations	(179,570)	717,958	(1,883,906)

Net cash used in operating activities	(830,264)	(1,578,808)	(1,621,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	(47,003)	(139,343)	-
Issuance of notes receivables	-	-	(506,084)
Purchase of property and equipment	(3,287)	(40,670)	(24,000)
Investing activities of discontinued operations	106,445	(4,390)	(73,532)

Net cash provided by (used in) investing activities	56,155	(184,403)	(603,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	628,316	2,010,159	1,202,778
Deposits received	-	-	2,197,470
Loan proceeds from bank	-	-	7,896
Payments on capital leases	(23,905)	(26,781)	-

Net cash provided by financing activities	604,411	1,983,378	3,408,144

EFFECT OF EXCHANGE RATE	139,472	(503,070)	(362,524)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,226)	(282,903)	820,464

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,342	441,121	3,460

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,116	$158,218	$823,924

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31,

	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for conversion of debt and accrued interest	$2,111,271	$-	$289,014
Common stock issued for services received	$-	$-	$532,600

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period and six month period ended March 31, 2009 and 2008, respectively, are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiaries ITS Europe, Teleconnect Comunicaciones, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet.  All significant inter-company balances and transactions have been eliminated.

The balance sheets at September 30, 2008 and 2007 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual reports on Form 10-K for the years ended September 30, 2008 and 2007.

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

Summarized financial information (which consists principally of Teleconnect SA) included in discontinued operations is as follows :

	Three months ended			Six months ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2007	2009	2008	2007

Sales	$979,188	$910,233	$985,177	$1,839,108	$1,670,350	$1,959,400
Cost of sales	742,304	661,099	640,237	1,389,698	1,330,187	1,306,155
Gross profit	236,884	249,134	344,940	449,410	340,163	653,245
Selling, general and administrative expenses	429,715	554,163	367,705	752,960	1,047,136	879,904
Depreciation	9,126	33,748	50,185	34,854	66,434	117,406
Operating loss	(201,957)	(338,777)	(72,950)	(338,404)	(773,407)	(344,065)
Other income (expense)	316,694	(67,177)	1,202,000	375,893	9,657	1,201,894
Income (loss) from discontinued operations	$114,737	$(405,954)	$1,129,050	$37,489	$(763,750)	$857,829

The net liabilities of discontinued operations (which consists principally of Teleconnect SA), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at:

	March 31,	March 31,	September 30,	September 30,
	2009	2008	2008	2007

Cash	$7,480	$126,808	$22,372	$104,148
Accounts receivable - trade, net of allowance for doubtful accounts of $667,629, $703,742, $678,167 and $605,718 at March 31, 2009 and 2008 and September 30, 2008 and 2007, respectively	313,716	566,976	384,709	641,295
Accounts receivable - other	116,672	40,229	122,860	24,486
Inventory	17,451	39,521	13,332	50,893
Prepaid taxes	62,952	-	-	-
Prepaid expenses	2,773	9,602	3,120	1,207
Current assets of discontinued operations	521,044	783,136	546,393	822,029

Property and equipment, net	409,608	219,505	478,214	237,884
Vendor deposits	266,601	615,342	362,957	506,787
Other assets of discontinued operations	676,209	834,847	841,171	744,671

Accounts payable	917,376	1,343,296	1,231,822	943,736
Accrued liabilities	238,970	219,293	253,952	178,729
Taxes payable	310,852	286,428	342,439	258,557
Deferred income	2,147,111	2,456,684	2,235,716	1,955,899
Liabilities of discontinued operations	3,614,309	4,305,701	4,063,929	3,336,921

Net liabilities of discontinued operations	$2,417,057	$2,687,718	$2,676,365	$1,770,221

Substantially all interest expense is allocated to the ongoing operations of the parent company.

4. LOANS FROM RELATED PARTIES

On March 6, 2009 the Company converted $1,766,271 of debt and accrued interest from related parties into 29,118,000 shares of the Company’s common stock.

On March 6, 2009 the Company converted $345,000 of debt from certain investors in to 138,000,000 shares of the Company’s common stock.

During the six months ended March 31, 2009 and 2008 the Company obtained approximately $628,000 and $2,010,000, respectively, in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% and 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax benefit for the three and six months ended March 31, 2009, 2008 and 2007. The Company has recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 1,000,000, 4,000,000 and 4,315,000 shares that were outstanding at March 31, 2009, 2008 and 2007, respectively, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.

The following reconciles the components of the (loss) income per share computation for the three months ended March 31:

	2009	2008	2007
Basic and diluted (loss) income per share computation
Numerator:
Net loss from continuing operations	$(427,598)	$(303,226)	$(802,422)
Net income (loss) from discontinued operations	$114,737	$(405,954)	$1,129,050
Net (loss) income	$(312,861)	$(709,180)	$326,628

Denominator:
Weighted average common shares Outstanding	378,708,851	332,243,707	190,896,383
Basic and diluted (loss) income per share:
From continuing operations	$(0.00)	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$(0.00)	$0.01
Total	$(0.00)	$(0.00)	$(0.00)

The following reconciles the components of the loss per share computation for the six months ended March 31:

	2009	2008	2007
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(699,782)	$(819,157)	$(1,216,830)
Net income (loss) from discontinued operations	$37,489	$(763,750)	$857,829
Net loss	$(662,293)	$(1,582,907)	$(359,001)

Denominator:
Weighted average common shares outstanding	355,199,476	332,243,707	186,018,406
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.00)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)

7. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s recent losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time.  Management is currently controlling expenses and conserving cash while exploring possible sales of equity and/or debt financing to improve the Company’s working capital position.

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

INTRODUCTION

We derive our revenues from continuing operations primarily from the sale of multimedia kiosks and hardware components to retail chains. These kiosks and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results in the near future will depend upon the continued use of the services provided by the multimedia kiosks and components supplied by Mediawizz. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

Our revenues from discontinued operations are primarily from the sale of our long-distance telecommunication services. Our revenues and operating results have depended upon the continued adoption and use of our products and services by consumers and small businesses. This use is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

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

BALANCE SHEET COMPARISON AT MARCH 31, 2009 AND SEPTEMBER 30, 2008

Assets: Total assets at March 31, 2009 decreased 10.2% to $3,776,532 compared to $4,205,858 at September 30, 2008.  This decrease is due primarily to a reduction of the assets from discontinued operations.

Liabilities: Current liabilities at March 31, 2009 decreased 28.5% to $5,731,319 compared to $8,014,982 at September 30, 2008.  This increase is due primarily to the conversion of loans owed to a shareholder in exchange for common stock.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (CONTINUING OPERATIONS)

We incurred a $312,861 net loss ($427,598 from continuing operations) for the three months ended March 31, 2009 as compared to a net loss of $709,180 ($303,226 from continuing operations) during the comparable period in 2008. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2009, increased to $95,061 from $35,004 for the quarter ended March 31, 2008. This increase in sales is attributed to the sales of calling credit which consists of prepaid phone usage generated through the kiosks that are currently in trial placements in Dutch retail businesses.

COST OF SALES

Cost of sales decreased to $107,417 during the three months ended March 31, 2009 from $125,976 during the same period in 2008. The decrease in cost of sales partially reflects efficiencies gained in our assembly process and operations of kiosks but is predominately due to the increase in sales of calling credit which has a much lower associated cost of sales than the assembly of the kiosk hardware.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 191.2 % to $ 351,115 during the three months ended March 31, 2009 as compared to $120,560 for the comparable period in 2008.   This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services related to the Company’s accounting and taxes for the years 2007, 2008 and 2009.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (DISCONTINUED OPERATIONS)

Discontinued operations had net income of $114,737 for the three months ended March 31, 2009 as compared to a net loss of $405,954 during the comparable period in 2008.  Without the effects of other income, discontinued operations incurred a $201,957 operating loss for the three months ended March 31, 2009 as compared to a operating loss of $338,777 during the comparable period in 2008.  It is expected that the discontinued operations will be sold during 2009.

A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2009, increased 7.6% to $979,188 from $910,233 for the quarter ended March 31, 2008. The increase in sales is due to aggressive end user pricing due to our ability to temporarily lower prices of our goods and services to the levels of our competitors.  The increase is also attributed to the Gotel, Wholesale and Speedline services, which are prepaid services not requiring a card, thus costing less to provide to distributors than the prepaid calling cards.  These additional sales resulted from an increase in total minutes of end-user usage which increased to nearly 19.5 million minutes for the three months ended March 31, 2009 up from 18.4 million minutes for the quarter ended March 31, 2008.

COST OF SALES

Cost of sales increased by 12.3% to $742,304 during the three months ended March 31, 2009 from $661,099 during the same period in 2008. The main reason for this increase was sales increased 7.6% but the Company was unable to negotiate proportionately better pricing with its carriers leading to more expensive cost of calls and lower gross profit.  The net effect of this increased cost of sales combined with a lower increase of sales lead to a poorer gross profit than that of one year earlier for the same quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 22.5 % to $ 429,715 during the three months ended March 31, 2009 as compared to $ 554,163 for the comparable period in 2008.   This decrease in selling, general and administrative expenses is primarily due to the lower general and administrative expenses associated with a reduction of staff and a reduction of cost associated to external consultants.

OTHER INCOME (EXPENSE)

Other income for the three months ended March 31, 2009 was $316,694 as compared to other expenses of $67,177 for the same period in 2008.  Other Income included gains from debt forgiveness income of approximately $260,000 during the period ended March 31, 2009 which did not occur in the same period in 2008.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (CONTINUING  OPERATIONS)

We incurred a $662,293 net loss ($699,782 from continuing operation) for the six months ended March 31, 2009 as compared to a net loss of $1,582,907 ($819,157 from continuing operations) during the comparable period in 2008. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2009, increased to $150,335 from $50,644 for the six months ended March 31, 2008. This increase in sales is attributed to the sales of calling credit which consists of prepaid calling time paid for through the kiosks that are currently in trial placements in Dutch retail businesses.

COST OF SALES

Cost of sales decreased to $163,683 during the six months ended March 31, 2009 from $293,832 during the same period in 2008. The decrease in cost of sales reflects efficiencies gained in our assembly process and operations of kiosks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 30.8 % to $ 587,840 during the six months ended March 31, 2009 as compared to $449,355 for the comparable period in 2008.   This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services for the Company’s accounting and taxes for the years 2007, 2008 and 2009.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (DISCONTINUED OPERATIONS)

Discontinued operations had net income of $37,489 for the six months ended March 31, 2009 as compared to incurring a net loss of $763,750 during the comparable period in 2008.  Without the effects of other income, discontinued operations incurred a $338,404 operating loss for the six months ended March 31, 2009 as compared to an operating loss of $773,407 during the comparable period in 2008.  It is expected that the discontinued operations will be sold during 2009.

A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2009, increased nearly 10.1% to $1,839,108 from $1,670,350 for the six months ended March 31, 2008. The increase in sales is due to our ability to lower prices of our goods and services due to less competitive end user pricing. As such, the number of minutes sent over our network increased to approximately 37.9 million during the six months ended March 31, 2009 as compared to nearly 36.9 million minutes for the quarter ended March 31, 2008.

COST OF SALES

Cost of sales increased less than 1% to $1,389,698 during the six months ended March 31, 2009 from $1,330,187 during the same period in 2008. The main reason for the small increase compared to that of sales is the fact that the Gotel, Wholesale and Speedline services, which are prepaid services not requiring a card, thus costing less to provide to distributors than the prepaid calling cards.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 28.1 % to $ 752,960 during the six months ended March 31, 2009 as compared to $1,047,136 for the comparable period in 2008.   This decrease in selling, general and administrative expenses is primarily due to a small reduction of staff and a reduction of costs associated with external consultants.

OTHER INCOME (EXPENSE)

Other income for the six months ended March 31, 2009 was $375,893 as compared to $9,657 for the same period in 2008.  Other Income includes gains from debt forgiveness income of approximately $260,000 for the six months ended March 31, 2009 as compared to none for the same period in 2008.

BALANCE SHEET COMPARISON AT MARCH 31, 2008 and SEPTEMBER 30, 2007

Assets: Total assets for the period ended March 31, 2008 increased 25.5% to $5,394,225 compared to $4,297,582 for the period ended September 30, 2007.  This increase is due primarily to the additional work-in progress inventory from Mediwizz.

Liabilities: Current liabilities at March 31, 2008 increased 70.0% to $8,035,360 compared to $4,726,640 at September 30, 2007.  This increase is due primarily to additional loans from related parties.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (CONTINUING OPERATIONS)

We incurred a $709,180 net loss ($303,226 from continuing operations) for the three months ended March 31, 2008 as compared to a net gain of $326,628 (loss of $802,422 from continuing operations) during the comparable period in 2007. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2008 amounted to $35,004. This is attributed to the fact that Mediawizz began operations in the third quarter of 2007.

COST OF SALES

Cost of sales amounted to $125,976 during the three months ended March 31, 2008. The cost of sales reflects the Company’s initial entry into the market and is expected to decline as efficiencies are obtained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decrease by 85.4 % to $ 120,560 during the three months ended March 31, 2008 as compared to $828,199 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is due primarily to approximately $450,000 in stock-based compensation for consulting fees for financial consulting and $200,000 in legal and accounting fees paid in three months ended March 31, 2007 that were not incurred in the three months ended March 31, 2008.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (DISCONTINUED OPERATIONS)

Discontinued operations had net loss of $405,954 for the three months ended March 31, 2008 as compared to incurring net income of $1,129,050 during the comparable period in 2007.  Without the effects of other income, discontinued operations incurred a $338,777 operating loss for the three months ended March 31, 2008 as compared to an operating loss of $72,950 during the comparable period in 2007.

A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2008, decreased nearly 7.6% to $910,233 from $985,177 for the quarter ended March 31, 2007. The decrease in sales is due to the increased competitiveness of the market and our inability to lower prices of our goods and services due to less competitive end user pricing. While the number of minutes sent over our network increased to approximately 18.4 million during for the three months ended March 31, 2008 as compared to nearly 16.0 million minutes for the quarter ended March 31, 2007, the average price per minute dropped to $0.049 for the three months ended March 31, 2008 as compared to $0.062 in the same period in 2007.

COST OF SALES

Cost of sales increased less than 3.3% to $661,099 during the three months ended March 31, 2008 from $640,237 during the same period in 2007. The main reason for the increase was the inability to renegotiate better carrier pricing during this period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 50.7 % to $554,163 during the three months ended March 31, 2008 as compared to $367,705 for the comparable period in 2007.   This increase in selling, general and administrative expenses is primarily due to the higher general and administrative expenses associated to the cancellation of certain labor contracts.

OTHER INCOME (EXPENSE)

Other expense for the three months ended March 31, 2008 was $67,177 as compared to other income of $1,202,000 for the same period in 2007.  Other Income in 2007 included gains from debt forgiveness income of $1,202,000 for the three month period ended March 31, 2007 which did not occur in the same period in 2008.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (CONTINUING  OPERATIONS)

We incurred a $1,582,907 net loss ($819,157 from continuing operations) for the six months ended March 31, 2008 as compared to a net loss of $359,001 ($1,216,830 from continuing operations) during the comparable period in 2007. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2008 amounted to $50,644 and none for the six months ended March 31, 2007. This is attributed to the fact that Mediawizz began operations in the third quarter of 2007.

COST OF SALES

Cost of sales amounted to $293,832 during the six months ended March 31, 2008 compared to none during the same period in 2007. The cost of sales reflects the Company’s initial entry into the market and is expected to decline as efficiencies are obtained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 63.1% to $ 449,355 during the six months ended March 31, 2008 as compared to $1,217,242 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is primarily due to decrease in legal and accounting services of approximately $200,000 and stock-based compensation of $532,600 during this period of 2007 as compared to 2008 when these services were not used.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (DISCONTINUED OPERATIONS)

We incurred a $763,750 loss from discontinued operations for the six months ended March 31, 2008 as compared to net income of $857,829 during the comparable period in 2007.  A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2008, decreased nearly 14.7% to $1,670,350 from $1,959,400 for the six months March 31, 2007. The decrease in sales is due to the increased competitiveness of the market and our inability to lower prices of our goods and services due to less competitive end user pricing. As such, the number of minutes sent over our network dropped to approximately 36.9 million during for the six months ended March 31, 2008 as compared to nearly 38.7 million minutes for the six months ended March 31, 2007.

COST OF SALES

Cost of sales increased less than 2% to $1,330,187 during the six months ended March 31, 2008 from $1,306,155 during the same period in 2007. The main reason for the increase was the inability to renegotiate better carrier pricing during this period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 19.1% to $1,047,136 during the six months ended March 31, 2008 as compared to $879,904 for the comparable period in 2007.   This increase in selling, general and administrative expenses is primarily due to the higher general and administrative expenses associated to the cancellation of certain labor contracts.

OTHER INCOME (EXPENSE)

Other income for the six months ended March 31, 2008 was $9,657 as compared to other income of $1,201,894 for the same period in 2007.  Other Income in 2007 included gains from debt forgiveness income of $1,202,000 for the six month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009 and 2008, Teleconnect Inc. had negative working capital of approximately $3,170,000 and $4,908,000, respectively, compared to negative working capital of $5,287,000 and $2,488,000 at September 30, 2008 and 2007, respectively.

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

DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain subject to shareholder approval.  The Company has accounted for the transaction under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the results of operations of these subsidiaries were reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet.

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

October 2, 2009

TELECONNECT INC.

By:	/s/ Dirk Benschop	By:	/s/ Alfonso de Borbon
	Dirk Benschop, Director, Chief Executive Officer, President and Treasurer		Alfonso de Borbon, Director, Chief Accounting and Financial Officer, Executive Vice President and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop

31.2	Certification of Alfonso de Borbon

32.1	Certification of Dirk Benschop and Alfonso de Borbon