Form 10-Q
period 2009-06-30
Teleconnect Inc.
filed 2009-10-14
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 495,361,707 shares at October 13, 2009.

TELECONNECT INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	June 30,	September 30,	September 30,
	2009	2008	2008	2007
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,841	$41,795	$48,342	$441,121
Accounts receivable	18,759	223,671	70,189	8,010
Due from related parties	512,534	555,902	468,146	381,439
Inventory (work in process)	1,560,134	1,412,618	1,535,630	373,186
Prepaid taxes	17,494	146,572	44,663	94,201
Prepaid expenses	7,594	76,121	14,313	118,622
Asset of discontinued operations	640,865	897,507	546,393	822,029

Total current assets	2,797,221	3,354,186	2,727,676	2,238,608

PROPERTY AND EQUIPMENT, NET	69,185	184,778	90,461	159,860

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	69,013	44,626	142,173
Goodwill	439,457	490,137	444,712	440,856
Long-term notes receivable (net of allowance for bad debts of $591,932 and $549,074 at June 30, 2009 and September 30, 2008, respectively)	56,536	655,756	57,212	571,414
Assets of discontinued operations	660,064	794,485	841,171	744,671

Total assets	$4,022,463	$5,548,355	$4,205,858	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	June 30,	September 30,	September 30,
	2009	2008	2008	2007
	(Unaudited)	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$186,979	$476,400	$207,397	$134,740
Accrued liabilities	108,114	105,241	139,467	37,887
Taxes payable	80,000	-	80,000	-
Notes payable	169,608	190,464	171,636	170,148
Loans from related parties	2,016,211	3,383,437	3,313,728	998,202
Current portion of capital lease obligations	-	56,640	38,825	48,742
Liabilities of discontinued operations	3,876,877	4,759,379	4,063,929	3,336,921

Total current liabilities	6,437,789	8,971,561	8,014,982	4,726,640

Capital lease obligations, less current portion	-	-	-	38,491
Long-term liabilities of discontinued operations	141,340	-	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 495,361,707 shares issued and outstanding as of June 30, 2009 and 332,243,707 shares issued and outstanding as of June 30, 2008 and September 30, 2008 and 2007	495,362	332,244	332,244	332,244
Additional paid-in capital	30,948,054	28,999,901	28,999,901	28,999,901
Accumulated deficit	(31,740,498)	(29,368,663)	(30,573,787)	(27,063,048)
Accumulated other comprehensive loss	(2,259,584)	(3,386,688)	(2,567,482)	(2,736,646)

Total stockholders' deficit	(2,556,666)	(3,423,206)	(3,809,124)	(467,549)

Total liabilities and stockholders' deficit	$4,022,463	$5,548,355	$4,205,858	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,			For the nine months ended June 30,
	2009	2008	2007	2009	2008	2007

SALES	$92,354	$52,927	$17,015	$242,689	$103,571	$17,015

COST OF GOODS SOLD	93,539	134,589	8,231	257,222	428,421	8,231

GROSS LOSS	(1,185)	(81,662)	8,784	(14,533)	(324,850)	8,784

OPERATING EXPENSES:
Selling, general and administrative expenses	309,850	167,542	826,954	897,690	616,897	2,044,196
Depreciation	8,065	11,356	4,092	23,694	33,074	4,092

Total operating expenses	317,915	178,898	831,046	921,384	649,971	2,048,288

LOSS FROM CONTINUING OPERATIONS	(319,100)	(260,560)	(822,262)	(935,917)	(974,821)	(2,039,504)

OTHER INCOME (EXPENSES):
Other income (expense)	7,509	(95,532)	-	(22,099)	(144,260)	57,172
Interest expense - related parties	(11,545)	(31,395)	(31,836)	(64,902)	(87,563)	(88,596)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(323,136)	(387,487)	(854,098)	(1,022,918)	(1,206,644)	(2,070,928)

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(181,282)	(335,221)	(491,105)	(143,793)	(1,098,971)	366,724

NET LOSS	$(504,418)	$(722,708)	$(1,345,203)	$(1,166,711)	$(2,305,615)	$(1,704,204)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
From discontiued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	0.00
Total	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	495,449,141	332,243,707	215,657,251	401,934,873	332,243,707	195,898,020

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net loss	$(504,418)	$(722,708)	$(1,345,203)	$(1,166,711)	$(2,305,615)	$(1,704,204)
Foreign currency translation adjustment	(147,668)	(29,995)	150,997	466,512	(984,912)	(398,282)
Tax effect on currency translation	50,207	10,198	(51,339)	(158,614)	334,870	135,416

COMPREHENSIVE LOSS	$(601,879)	$(742,505)	$(1,245,545)	$(858,813)	$(2,955,657)	$(1,967,070)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 FOR THE NINE MONTHS ENDED JUNE 30,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,166,711)	$(2,305,615)	$(1,704,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,694	33,074	4,092
Loss on equity investments	44,626	73,160	-
Debt forgiveness income	-	-	(57,000)
Stock based compensation	-	-	1,132,600
Change in operating assets and liabilities
Accounts receivable	50,600	(214,765)	(32,362)
Accrued interest	-	(22,527)	-
Inventory	(42,649)	(997,710)	(6,725)
Prepaid expenses	6,550	55,763	16,453
Prepaid taxes	26,641	(41,839)	-
Accounts payable	(17,967)	326,596	59,666
Accrued liabilities	34,944	63,118	172,019
Deposits held	-	-	2,198,325
Operating cash flows from discontinued operations	(239,961)	1,065,815	(2,025,618)

Net cash used in operating activities	(1,280,233)	(1,964,930)	(242,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	(49,920)	(131,818)	-
Issuance of notes receivables	-	-	(513,190)
Purchase of property and equipment	(3,487)	(40,120)	(201,220)
Investing activities of discontinued operations	171,168	33,440	(62,532)

Net cash provided by (used in) investing activities	117,761	(138,498)	(776,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	788,260	2,273,636	1,039,290
Payments on capital leases	(38,366)	(40,346)	-
Financing activities of discontinued operations	141,340	-	-

Net cash provided by financing activities	891,234	2,233,290	1,039,290

EFFECT OF EXCHANGE RATE	262,737	(529,188)	79,274

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,501)	(399,326)	98,868

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,342	441,121	3,460

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,841	$41,795	$102,328

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30,

	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for conversion of debt and accrued interest	$2,111,271	$-	$1,796,000

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period and nine month period ended June 30, 2009 and 2008, respectively, are not necessarily indicative of the results that may be expected for the full year.

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

The carrying amounts of cash, accounts (and related party) receivables, accounts payable and notes payable, are considered by management to be their estimated fair values due to their short term or contractual maturities.

We have evaluated subsequent events that have occurred since June 30, 2009 through October 13, 2009.

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

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain. Going forward the Company will account for its remaining 10% interest in Teleconnect Spain by the cost method.

Summarized financial information (which consists principally of Teleconnect SA) included in discontinued operations is as follows :

	Three months ended			Nine months ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2007	2009	2008	2007

Sales	$932,976	$1,030,974	$961,500	$2,772,084	$2,701,324	$2,920,900
Cost of sales	791,768	831,648	880,283	2,181,466	2,161,835	2,186,438
Gross profit	141,208	199,326	81,217	590,618	539,489	734,462
Selling, general and administrative expenses	332,772	458,433	558,073	1,085,732	1,505,569	1,437,977
Depreciation	13,198	31,670	59,542	48,052	98,104	176,948
Operating loss	(204,762)	(290,777)	(536,398)	(543,166)	(1,064,184)	(880,463)
Other income (expense)	23,480	(44,444)	45,293	399,373	(34,787)	1,247,187
(Loss) Income from discontinued operations	$(181,282)	$(335,221)	$(491,105)	$(143,793)	$(1,098,971)	$366,724

The net liabilities of discontinued operations (which consists principally of Teleconnect SA), which are included in the condensed consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at:

	June 30,	June 30,	September 30,	September 30,
	2009	2008	2008	2007

Cash	$56,291	$30,381	$22,372	$104,148
Accounts receivable - trade, net of allowance for doubtful accounts of $680,152, $683,778, $678,167 and $605,718 at June 30, 2009 and 2008 and September 30, 2008 and 2007, respectively	348,744	815,715	384,709	641,295
Accounts receivable - other	120,607	29,521	122,860	24,486
Inventory	20,127	20,757	13,332	50,893
Prepaid taxes	94,620	-	-	-
Prepaid expenses	476	1,133	3,120	1,207
Current assets of discontinued operations	640,865	897,507	546,393	822,029

Property and equipement, net	426,384	219,126	478,214	237,884
Vendor deposits	233,680	575,359	362,957	506,787
Other assets of discontinued operations	660,064	794,485	841,171	744,671

Accounts payable	1,011,225	1,569,671	1,231,822	943,736
Accrued liabilities	233,461	254,420	253,952	178,729
Taxes payable	321,684	354,217	342,439	258,557
Deferred income	2,310,507	2,581,071	2,235,716	1,955,899
Liabilities of discontinued operations	3,876,877	4,759,379	4,063,929	3,336,921

Long-term liabilities of discontinued operations	141,340	-	-	-

Net liabilities of discontinued operations	$2,717,288	$3,067,387	$2,676,365	$1,770,221

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

On April 1, 2009, 4,000,000 shares of the Company’s common stock were returned to the Company by Teleconnect Spain employees and retired.

During the nine months ended June 30, 2009 and 2008 the Company obtained approximately $788,000 and $2,274,000, respectively, in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% and 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax benefit for the three and nine months ended June 30, 2009, 2008 and 2007. The Company has recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 1,000,000 and 4,315,000 shares that were outstanding at June 30, 2008 and 2007, respectively, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive. No stock options were outstanding at June 30, 2009.

The following reconciles the components of the (loss) income per share computation for the three months ended June 30:

	2009	2008	2007
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(323,136)	$(387,487)	$(854,098)
Net loss from discontinued operations	$(181,282)	$(335,221)	$(491,105)
Net loss	$(504,418)	$(722,708)	$(1,345,203)

Denominator:
Weighted average common shares	495,449,141	332,243,707	215,657,251
Outstanding
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.01)

The following reconciles the components of the loss per share computation for the nine months ended June 30:

	2009	2008	2007
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(1,022,918)	$(1,206,644)	$(2,070,928)
Net (loss) income from discontinued operations	$(143,793)	$(1,098,971)	$366,724
Net loss	$(1,166,711)	$(2,305,615)	$(1,704,204)

Denominator:
Weighted average common shares outstanding	401,934,873	332,243,707	195,898,020
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.00)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.01)	$(0.01)

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

BALANCE SHEET COMPARISON AT JUNE 30, 2009 AND SEPTEMBER 30, 2008

Assets: Total assets at June 30, 2009 decreased 4.4% to $4,022,463 compared to $4,205,858 at September 30, 2008.  This decrease is due primarily to a reduction of the assets from discontinued operations.

Liabilities: Current liabilities at June 30, 2009 decreased 19.7% to $6,437,789 compared to $8,014,982 at September 30, 2008.  This increase is due primarily to the conversion of loans owed to a shareholder in exchange for common stock.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (CONTINUING OPERATIONS)

We incurred a $504,418 net loss ($323,136 from continuing operations) for the three months ended June 30, 2009 as compared to a net loss of $722,708 ($387,487 from continuing operations) during the comparable period in 2008. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2009, increased 74.5% to $92,354 from $52,927 for the quarter ended June 30, 2008. This increase in sales is attributed to the sales of calling credit which consists of prepaid phone usage generated through the kiosks that are currently in trial placements in certain Dutch retail businesses.

COST OF SALES

Cost of sales decreased 30.5% to $93,539 during the three months ended June 30, 2009 from $134,589 during the same period in 2008. The decrease in cost of sales partially reflects efficiencies gained in our assembly process and operations of kiosks but is predominately due to the increase in sales of calling credit which has a much lower associated cost of sales than the assembly of the kiosk hardware.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 84.9 % to $ 309,850 during the three months ended June 30, 2009 as compared to $167,542 for the comparable period in 2008.   This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services related to the Company’s accounting and taxes for the years 2007, 2008 and 2009.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (DISCONTINUED OPERATIONS)

Discontinued operations had net loss of $181,282 for the three months ended June 30, 2009 as compared to a net loss of $335,221 during the comparable period in 2008.  Without the effects of other income, discontinued operations incurred a $204,762 operating loss for the three months ended June 30, 2009 as compared to a operating loss of $290,777 during the comparable period in 2008.  It is expected that the discontinued operations will be sold during fiscal year 2010.

A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2009, decreased 9.5% to $932,976 from $1,030,974 for the quarter ended June 30, 2008. The decrease in sales is due to more aggressive end user pricing due to necessity to temporarily lower prices in order to maintain market share.  This is evidenced by the fact that even though the revenues decreased, we experienced an increase in total minutes of end-user usage to nearly 19.9 million minutes for the three months ended June 30, 2009 up from 19.5 million minutes for the quarter ended June 30, 2008.

COST OF SALES

Cost of sales decreased by 4.8% to $791,768 during the three months ended June 30, 2009 from $831,648 during the same period in 2008. The main reason that this percentage decrease in cost of sales is less than the percentage decrease in sales of 9.5% is that the Company was unable to negotiate proportionately better pricing with its carriers leading to more expensive cost of calls and lower gross profit which fell 29.2% to $141,208 during the three months ended June 30, 2009 from $199,326 during the same period in 2008. Included in this decrease of gross profit is the offset effect of the Gotel, Wholesale and Speedline services, which are prepaid services not requiring a card, thus costing less to provide to distributors than the prepaid calling cards and as such helping to reduce the cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 27.4 % to $ 332,772 during the three months ended June 30, 2009 as compared to $ 458,433 for the comparable period in 2008.   This decrease in selling, general and administrative expenses is primarily due to the lower general and administrative expenses associated with a reduction of staff and a reduction of cost associated to external consultants.

OTHER INCOME (EXPENSE)

Other income for the three months ended June 30, 2009 was $23,480 as compared to other expenses of $44,444 for the same period in 2008.  The calculation of Other Income included gains from debt forgiveness income of approximately $40,500 during the period ended June 30, 2009 which did not occur in the same period in 2008.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (CONTINUING  OPERATIONS)

We incurred a $1,166,711 net loss ($1,022,918 from continuing operation) for the nine months ended June 30, 2009 as compared to a net loss of $2,305,615 ($1,206,644 from continuing operations) during the comparable period in 2008. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2009, increased 134.3% to $242,689 from $103,571 for the nine months ended June 30, 2008. This increase in sales is attributed to the sales of calling credit which consists of prepaid calling time paid for through the kiosks that are currently in trial placements in Dutch retail businesses.

COST OF SALES

Cost of sales decreased nearly 40% to $257,222 during the nine months ended June 30, 2009 from $428,421 during the same period in 2008. The decrease in cost of sales reflects efficiencies gained in our assembly process and operations of kiosks.  The lower relative cost of sales compared to revenues, partially reflects efficiencies gained in our assembly process and operations of kiosks but is predominately due to the increase in sales of calling credit which has a much lower associated cost of sales than the assembly of the kiosk hardware.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 45.5 % to $ 897,690 during the nine months ended June 30, 2009 as compared to $616,897 for the comparable period in 2008.   This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services for the Company’s accounting and taxes for the years 2007, 2008 and 2009.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (DISCONTINUED OPERATIONS)

Discontinued operations had net loss of $143,793 for the nine months ended June 30, 2009 as compared to incurring a net loss of $1,098,971 during the comparable period in 2008.  Without the effects of other income, discontinued operations incurred a $543,166 operating loss for the nine months ended June 30, 2009 as compared to an operating loss of $1,064,184 during the comparable period in 2008.  It is expected that the discontinued operations will be sold during fiscal year 2010.

A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2009, increased 2.6% to $2,772,084 from $2,701,324 for the nine months ended June 30, 2008. The increase in sales is due to our ability to lower prices of our goods and services due to less competitive end user pricing. As such, the number of minutes sent over our network increased nearly 2.5% to approximately 57.9 million during the nine months ended June 30, 2009 as compared to nearly 56.5 million minutes for the nine months ended June 30, 2008.

COST OF SALES

Cost of sales increased less than 1% to $2,181,466 during the nine months ended June 30, 2009 from $2,161,835 during the same period in 2008. The main reason for the small increase compared to that of sales is the fact that the Gotel, Wholesale and Speedline services, which are prepaid services not requiring a card, thus costing less to provide to distributors than the prepaid calling cards.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 27.9 % to $ 1,085,732 during the nine months ended June 30, 2009 as compared to $1,505,569 for the comparable period in 2008.   This decrease in selling, general and administrative expenses is primarily due to a small reduction of staff and a reduction of costs associated with external consultants.

OTHER INCOME (EXPENSE)

Other income for the nine months ended June 30, 2009 was $399,373 as compared to other expense of $34,787 for the same period in 2008.  Other Income includes gains from debt forgiveness income of approximately $281,000 for the nine months ended June 30, 2009 as compared to none for the same period in 2008.

BALANCE SHEET COMPARISON AT JUNE 30, 2008 and SEPTEMBER 30, 2007

Assets: Total assets at June 30, 2008 increased 29.1% to $5,548,355 compared to $4,297,582 at September 30, 2007.  This increase is due primarily to the additional work-in progress inventory from Mediwizz.

Liabilities: Current liabilities at June 30, 2008 increased 89.8% to $8,971,561 compared to $4,726,640 at September 30, 2007.  This increase is due primarily to additional loans from related parties.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (CONTINUING OPERATIONS)

We incurred a $722,708 net loss ($387,487 from continuing operations) for the three months ended June 30, 2008 as compared to a net loss of $1,345,203 ($854,098 from continuing operations) during the comparable period in 2007. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2008 amounted to $52,927 compared to sales of $17,015 for the same three month period ended June 30, 2007. This is attributed to the fact that Mediawizz began operations in the third quarter of fiscal 2007.

COST OF SALES

Cost of sales amounted to $134,589 during the three months ended June 30, 2008 compared to $8,231 for the same period in 2007. The cost of sales reflects the Company’s initial entry into the market and is expected to decline as efficiencies are obtained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decrease by 80.0 % to $ 167,542 during the three months ended June 30, 2008 as compared to $826,954 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is due primarily to approximately $600,000 in stock-based compensation for consulting fees for assistance in identifying and purchasing  new subsidiaries and equity investments and location of new funding sources during three months ended June 30, 2007 that were not incurred in the three months ended June 30, 2008.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (DISCONTINUED OPERATIONS)

Discontinued operations had net loss of $335,221 for the three months ended June 30, 2008 as compared to a net loss of $491,105 during the comparable period in 2007.  Without the effects of other income, discontinued operations incurred a $290,777 operating loss for the three months ended June 30, 2008 as compared to an operating loss of $536,398 during the comparable period in 2007.

A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2008, increased nearly 7.2% to $1,030,974 from $961,500 for the quarter ended June 30, 2007. The increase in sales is due to the increased competitiveness of the market and our ability to lower prices of our goods and services due to more competitive end user pricing. While the number of minutes sent over our network increased to approximately 19.5 million during for the three months ended June 30, 2008 as compared to nearly 16.9 million minutes for the quarter ended June 30, 2007, the average price per minute dropped to $0.053 for the three months ended June 30, 2008 as compared to $0.057 in the same period in 2007.

COST OF SALES

Cost of sales decreased 5.5% to $831,648 during the three months ended June 30, 2008 from $880,283 during the same period in 2007. The main reason for the increase was the ability to renegotiate better carrier pricing during this period such that even though sales increased our cost of sales decreased.  Further, during the three months ended June 30, 2007, the Company experienced higher than normal costs of new products and services which was not the case in 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 17.9 % to $458,433 during the three months ended June 30, 2008 as compared to $558,073 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is primarily due to the lower labor costs associated with a reduction of staff which took place during the preceding quarter ended March 31, 2008. These additional labor costs were present during the same three month period of the prior year.

OTHER INCOME (EXPENSE)

Other expense for the three months ended June 30, 2008 was $44,444 as compared to other income of $45,293 for the same period in 2007.  Other Income in 2007 included gains from debt forgiveness income for the three month period ended June 30, 2007 which did not occur in the same period in 2008.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30,  2008 AND 2007 (CONTINUING  OPERATIONS)

We incurred a $2,305,615 net loss ($1,206,644 from continuing operations) for the nine months ended June 30, 2008 as compared to a net loss of $1,704,204 ($2,070,928 from continuing operations) during the comparable period in 2007. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2008 amounted to $103,571 and $17,015 for the nine months ended June 30, 2007. This is attributed to the fact that Mediawizz began operations in the third quarter of fiscal 2007.

COST OF SALES

Cost of sales amounted to $428,421 during the nine months ended June 30, 2008 compared to 8,231 during the same period in 2007. This is attributed to the acquisition of Mediawizz in the third quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 69.8% to $ 616,897 during the nine months ended June 30, 2008 as compared to $2,044,196 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is primarily due to decrease in legal and accounting services of approximately $200,000 and stock-based compensation of $1,132,600 for assistance in identifying and purchasing new subsidiaries and equity investments and location of new funding sources as compared to 2007.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (DISCONTINUED OPERATIONS)

We incurred a $1,098,971 loss from discontinued operations for the nine months ended June 30, 2008 as compared to net income of $366,724 during the comparable period in 2007.  A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2008, decreased nearly 7.5% to $2,701,324 from $2,920,900 for the nine months June 30, 2007. The decrease in sales is due to more aggressive end user pricing due to necessity to temporarily lower prices in order to maintain market share.  This is evidenced by the fact that even though the revenues decreased, we experienced an increase in total minutes of end-user usage to nearly 56.5 million minutes for the nine months ended June 30, 2008 up from 54.2 million minutes for the nine months ended June 30, 2007.

COST OF SALES

Cost of sales decreased 1.1% to $2,161,835 during the nine months ended June 30, 2008 from $2,186,438 during the same period in 2007. The main reason for the decrease was the ability to renegotiate better carrier pricing during this period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 4.7% to $1,505,569 during the nine months ended June 30, 2008 as compared to $1,437,977 for the comparable period in 2007.   This increase in selling, general and administrative expenses is primarily due to the higher general and administrative expenses associated to the cancellation of certain labor contracts.

OTHER INCOME (EXPENSE)

Other expense for the nine months ended June 30, 2008 was $34,787 as compared to other income of $1,247,187 for the same period in 2007.  Other Income in 2007 included gains from debt forgiveness income of $1,202,000 for the nine month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009 and 2008, Teleconnect Inc. had negative working capital of approximately $3,640,000 and $5,617,000, respectively, compared to negative working capital of $5,287,000 and $2,488,000 at September 30, 2008 and 2007, respectively.

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

October 13, 2009

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