Form 10-K/A
period 2007-09-30
Teleconnect Inc.
filed 2009-10-27
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-30611

Teleconnect Inc.
(Name of small business issuer in its charter)

Florida	90-0294361
(State or other jurisdiction of	(I.R.S. Employer Identification No.
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

EXPLANATORY NOTE

This amendment to our Anuual Report on Form 10-K for the fiscal year ended September 30, 2007, originally filed on June 18, 2009 (the “Original Filing”), is being filed by Teleconnect,  Inc. (the “Company”) to amend item 9(A)T and the certifications in exhibit 31.1 and 31.2.

In the Company’s previously filed 10-K, Some language in Item 9(A)T needed to be changed to conform to Item 308T of Regulation S-K.  Some language in the certifications attached as exhibit 31.1 and 31.2 did not conform to the language in Item 601(31)(i) of Regulation S-K .

This Amendment No. 1 to Form 10-K/A amends Item 9(A)T and exhibits 31.1 and 31.2 only. It does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made.

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

Future minimum lease payments, by year and in the aggregate, consist of the following as of September 30, 2007:

	Capital	Operating
	Lease	Leases	Total

2008	$52,627	$76,567	$129,194
2009	39,470	76,567	116,037
2010	-	76,567	76,567
2011	-	57,425	57,425
	92,097	$287,126	$379,223
Less amounts representing interest	(4,864)
Total (including $48,742 classified as current)	$87,233

8. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:
	2007	2006
Tax carry forwards	$10,506,302	$8,455,775
Valuation allowance	(10,506,302)	(8,455,775)
Net deferred tax assets	$-	$-

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

Information with respect to restricted stock options for restricted common stock outstanding are as follows:

	2007

	Average	Exercise
	Shares	Price

Outstanding at beginning of year	4,315,790	$0.63
Granted at market value
Exercised	—	—
Expired	(315,790)	$0.20

Outstanding at the end of year	4,000,000	$0.63

	Options Outstanding			Exercisable

	Shares			Shares
	Outstanding	Average	Average	Outstanding	Average
	September 30, 2007	Remaining Life (Years)	Exercise Price	September 30, 2007	Exercise Price

$0.50 - $2.50	3,000,000	0.2	1.45	3,000,000	1.45
$.25	1,000,000	1.5	0.25	1,000,000	0.25

	4,000,000		$0.63	4,000,000	$0.63

	Options Outstanding			Exercisable

	Shares			Shares
	Outstanding	Average	Average	Outstanding	Average
	September 30, 2006	Remaining Life (Years)	Exercise Price	September 30, 2006	Exercise Price

$0.20	315,790	1.5	$0.20	315,790	$0.10
$0.50 - $2.50	3,000,000	1.2	1.45	3,000,000	1.45
$.25	1,000,000	2.5	0.25	1,000,000	0.25

	4,315,790		$0.63	4,315,790	$0.63

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

Item 9(A)T.    Controls and Procedures

A.
Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007.  Our management has concluded that during the period covered by this report that our internal control over financial reporting was not effective and that there is a material weakness in our internal control over financial reporting.    A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2007 and 2006 are as follows:

Name	Audit Fees		Audit Related Fees		Tax Fees		All Other Fees
Murrell, Hall, McIntosh & Co., PLLP for fiscal year ended September 30, 2007 September 30, 2006	$ $	59,341 52,500	$ $	0 0	$ $	3,500 3,400	$ $	0 0

Coulter & Justus PC for fiscal year ended September 30, 2007		$133,900		$0	$			$0

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

Teleconnect Inc.

Date: October 26, 2009	By:	/s/ Dirk Benschop
Dirk Benschop
Sole Director, Chief Executive Office, President and Treasurer

/s/ Alfonso de Borbon
Alfonso de Borbon
Chief Financial Officer,
Executive Vice President and
Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 26, 2009	By:	/s/ Dirk Benschop
Dirk Benschop
Director, Chief Executive Officer, President and Treasurer

By:	/s/ Alfonso de Borbon
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