Form 10-K/A
period 2008-09-30
Teleconnect Inc.
filed 2009-10-27
CIK 1101688

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

EXPLANATORY NOTE

This amendment to our Anuual Report on Form 10-K for the fiscal year ended September 30, 2008, originally filed on August 14, 2009 (the “Original Filing”), is being filed by Teleconnect,  Inc. (the “Company”) to amend item 9(A)T and the certifications in exhibit 31.1 and 31.2.

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

Information Structure .. While the Company is investigating new markets and products, we have depended mainly on our Spanish subsidiaries although progressively more emphasis is being place on the information systems of Mediawizz.  We must continue to develop our information systems infrastructure as the number of our clients and the amount of information they wish to access might increase.

Growth ..  Limited growth in the past has been a function of the funds available to invest in capacity and equipment. Also, we have been unfortunate in acquisitions or co-operations that were engaged to establish the desired growth. This has placed a significant strain on management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. In the event that we grow, we must not only manage demands on this team but also increase management resources, among other things, to expand, train and manage our employee base and maintain close coordination among our technical, accounting, financing, marketing and sales staff. If any growth is not properly managed, management may be unable to adequately support our clients in the future.

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

Competition for Employees . Competition for highly-skilled personnel is intense and the success of our business depends on our ability to attract and retain highly-skilled employees. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish.

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

Suppliers ..   We depend on the supply of electronic components and parts from various suppliers.  They have from time to time experienced short-term delays in provided the requested parts. There are no assurances that we will be able to obtain these components in the future within the time frames required by us at a reasonable cost. Any failure to obtain supplies on a timely basis and at a reasonable cost, or any interruption of local access services, could have an adverse effect on our final product and service level.

Service Disruptions . If the network infrastructure is disrupted or security breaches occur on our communications lines with our clients, we may lose clients or incur additional liabilities.

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

Technological Changes .. Global industries are subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, for the development of, and access to everything from communications and networking technologies, to kiosk hardware, components and parts. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. We must anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan.

Voting Control . The largest single shareholder of the Company as of September 30, 2008, Mr. Leonardus Geeris, owned directly and indirectly approximately 45% of the Company’s outstanding Common Stock as of that date. This stockholder has exercised considerable influence over all matters requiring approval by our stockholders, including approval of significant corporate transactions and acquisitions. Geeris Holding Nederland, B.V. and Diependael  BV are companies owned by Leonardus Geeris, a director and executive officer of the Company. At the beginning of this fiscal year 2008, Mr. Geeris on October 31, 2007, assumed the role of President and CEO of Teleconnect Inc from Mr. Gomez.  Subsequently, on December 11 th , 2008, Mr. Benschop replaced Mr. Geeris as President and CEO of the Company.

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

Revenue Recognition . Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.   Revenue from the sale of multimedia kiosks from our Mediawizz subsidiary are recognized in the period in which title has passed and services have been rendered.

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

Segment Reporting . We have adopted SFAS 131, A Disclosures About Segments of an Enterprise and Related Information . SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have two reportable segments; multimedia kiosk sales and service, which encompasses Mediawizz , and telecommunications systems and related services which encompasses the companies of Teleconnect Comunicaciones SA, Teleconnect Telecom SL, Recarganet and ITS Europe.

Discontinued operations. In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain.  The Company has accounted for the transaction under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets , and the results of operations of these subsidiaries were reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet.

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

Liabilities . Total liabilities as of September 30, 2008 increased 67.9% to $8,014,982 compared to $4,726,640 as of September 30, 2007.  This increase is due primarily to the increase of $2,315,526 loans from related parties as well as the increase of $727,008 in liabilities from discontinued operations as well as the increased liabilities associated to the increased production of Mediawizz for a fulfillment of orders.

Revenues . Revenues from continuing operations for the year ended September 30, 2008 amounted to $181,935 compared to $28,485  in the prior year.   These 2008 revenues were derived from the sales activity of Mediawizz.  Since the purchase date of Mediawizz was June 15 th , 2007, the 2008 results include a full year of Mediawizz’s activity while the 2007 results reflect three and one half months of activity.

Pricing Policies . The pricing for our products and services from continuing business may vary depending on the services provided, the speed of service, geographic location and capacity utilization. It is not the intention of the Company to enter “price wars” with other similar companies. The Company strives to differentiate itself with the quality of our customer care, with the quality of the service, and by providing a unique value add to the service.  The existing prices reflect the fact that the continuing operations are derived from relatively new services and products which are still in their infancy.

Client Contracts . Our contracts with customers generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations.

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

Interest Expense . Interest expense for the year ended September 30, 2008 was $106,323 compared to $125,302 for the prior year; a reduction of 15.15% This decrease was due primarily to less interest incurred on loans made from affiliated parties. Specifically, the interest on certain loans went from 8% in 2007 to 4% in 2008.

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

Revenues . Revenues from discontinued operations in 2008 decreased 12.4% to $3,625,575, compared to $4,139,491 in 2007.   The decrease in sales is due to the increased competitiveness of the market and our inability to lower prices of our goods and services to the levels of our competitors. We were not able to increase sales with lower margins to compensate the decrease in revenues due to less competitive end user pricing.  It is expected that the discontinued operations will effectively be sold during 2009.

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

Selling, General and Administrative . Selling, general and administrative expenses in 2008 were $2,101,485 an increase of $233,621 or 12.5% from the prior year´s operating expenses of $1,867,864 due to the cost of services to external consultants who were involved with accounting, auditing, general business and strategy planning.

Net Loss . In 2008 the Company reported a net loss from discontinued operations of $1,435,188 compared to a net income of $525,153 during 2007.  The 2007 net income is primarily a result of a gain on forgiveness of debt obtained by the settlement with a vendor which amounted to $1,267,194.  The poorer result is due to the explanations already given for the 11.8% decrease in sales, unchanged cost of sales, and higher selling, general and administrative expenses.

Liquidity and Capital Resources . At September 30, 2008, the Company had negative working capital of approximately $5,287,000, compared to negative working capital of $2,488,000, at September 30, 2007, a decline of approximately $2,719,000 making it more difficult to independently fund its activities.

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

Revenues: Revenues from continuing operations for the year ended September 30, 2007 amounted to $28,485, compared to none in the prior year.   These 2007 revenues were derived from the sales activity of Mediawizz, our wholly owned subsidiary which was acquired in 2007 The activity of Mediawizz involves the production of multimedia kiosks.  Since the purchase date of Mediawizz was June 15 th , 2007, the 2007 results only include three months of Mediawizz’s startup activity.

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

Recent Accounting Pronouncements .

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

Besides the above-mentioned purposes of the special shareholders’ meeting announced in a preliminary proxy statement on April 8 th , 2009, the Company, in this special meeting, will also seek approval to execute a reverse split of the Company’s common stock in the ratio of 1 for 100.

On May 14 th , 2009, the sale of ITS Europe SL was consummated before a Spanish Notary.  ITS Europe SL has been a dormant company since 2003 when its activities were merged with those of Teleconnect Communicaciones SA.  The sale of ITS Europe SL has no significant effect on future financial statements.

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

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2008	2007

SALES	$181,935	$28,485

COST OF SALES	578,381	107,986

GROSS PROFIT (LOSS)	(396,446)	(79,501)

OPERATING EXPENSES:
Selling, general and administrative expenses	744,572	3,010,305
Bad debt expense	549,074	-
Depreciation	41,136	5,202

Total operating expenses	1,334,782	3,015,507

LOSS FROM CONTINUING OPERATIONS	(1,731,228)	(3,095,008)

OTHER INCOME (EXPENSES):
Gain on forgiveness of debt	-	57,172
Other income (expense)	(54,603)	18,433
Loss on investment	(103,397)	(380,277)
Interest expense - related parties	(106,323)	(125,302)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(1,995,551)	(3,524,982)

PROVISION FOR INCOME TAXES	(80,000)	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(2,075,551)	(3,524,982)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,435,188)	525,153

NET LOSS	$(3,510,739)	$(2,999,829)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	(0.01)	(0.02)
From discontiued operations	(0.00)	(0.00)
Total	$(0.01)	$(0.02)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	332,243,707	207,845,524

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(3,510,739)	$(2,999,829)
Foreign currency translation adjustment	$256,309	$(545,736)
Tax effect on currency translation	(87,145)	185,550

COMPREHENSIVE LOSS	$(3,341,575)	$(3,360,015)

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock				Accumulated
	Number	$ 0.001	Additional		Other	Net
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Deficit
Balance, October 1, 2006	180,680,383	$180,681	$20,586,190	$(24,063,219)	$(2,376,460)	$(5,672,808)

Common stock issued for conversion of debt to equity	30,644,000	30,644	2,027,950	-	-	2,058,594
Common stock issued for services	46,574,324	46,574	1,792,855	-	-	1,839,429
Common stock issued for purchase of subsidaries	9,241,000	9,241	452,809	-	-	462,050
Sale of common stock	69,104,000	69,104	4,336,097	-	-	4,405,201
Repurchase and cancellation of common stock	(4,000,000)	(4,000)	(196,000)	-	-	(200,000)
Foreign currency translation adjustment, net of tax	-	-	-	-	(360,186)	(360,186)
Net loss	-	-	-	(2,999,829)	-	(2,999,829)
Balance, September 30, 2007	332,243,707	332,244	28,999,901	(27,063,048)	(2,736,646)	(467,549)

Foreign currency translation adjustment, net of tax	-	-	-	-	169,164	169,164
Net loss	-	-	-	(3,510,739)	-	(3,510,739)

Balance, September 30, 2008	332,243,707	$332,244	$28,999,901	$(30,573,787)	$(2,567,482)	$(3,809,124)

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

Fair value of financial instruments –

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 107 , Disclosures about Fair Value of Financial Instruments (SFAS No. 107) . SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  September 30, 2008 and 2007 the fair value of cash, accounts receivable, other receivables, accounts payable, notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

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

Future minimum lease payments, by year and in the aggregate, consist of the following as of September 30, 2008:

	Capital	Operating
	Lease	Leases	Total

2009	$39,815	$77,236	$117,051
2010	-	77,236	77,236
2011	-	57,927	57,927
	39,815	$212,379	$252,214
Less amounts representing interest	(990)
Total	$38,825

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

During the years ended September 30, 2008 and 2007 no stock options were issued.

Information with respect to stock options for restricted common stock outstanding are as follows as of September 30:

	2008		2007
	Average	Exercise	Average	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	4,000,000	$0.63	4,315,790	$0.63
Granted at market value	—	—	—	—
Exercised	—	—	—	—

Expired	(3,000,000)	$1.45	(315,790)	$0.20

Outstanding at the end of year	1,000,000	$0.25	4,000,000	$0.63

	Options Outstanding			Exercisable
	Shares			Shares
	Outstanding	Average	Average	Outstanding	Average
Price	September 30, 2008	Remaining Life (Years)	Exercise Price	September 30, 2008	Exercise Price

$0.25	1,000,000	0.5	0.25	1,000,000	0.25

	1,000,000		$0.25	1,000,000	$0.25

	Options Outstanding			Exercisable
	Shares			Shares
	Outstanding	Average	Average	Outstanding	Average
Price	September 30, 2007	Remaining Life (Years)	Exercise Price	September 30, 2007	Exercise Price

$0.50 - $2.50	3,000,000	0.2	1.45	3,000,000	1.45
$0.25	1,000,000	1.5	0.25	1,000,000	0.25

	4,000,000		$0.63	4,000,000	$0.63

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

As discussed in Note 3, in March 2009 the Company entered into an arrangement providing for the sale of 100 % of the Company’s interest in ITS Europe, Recarganet, and Teleconnect Telecom in addition to approximately 87% of its interest in Teleconnect Comunicaciones SA.  The stock purchase agreements for the sale of Recarganet, Teleconnect Telecom and Teleconnect Comunicaciones will be formalized before a public Spanish notary upon approval by the Company’s shareholders at the forthcoming meeting.  Since ITS Europe had been a dormant company since 2003 and did not materially impact the financials of the Company, it was formally sold to a third party on May 14 th , 2009 before a public notary.

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

B. Changes in Internal Controls . There were no significant changes in the Company’s Internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.   The audit adjustments made in this annual filing will likely affect our internal controls over financial reporting.  The Company recognizes certain weaknesses in its control procedures and is in the process of establishing the principles to correct these as well as to implement proper Corporate Governance; the first step of which is to name new members to the Board of Directors.

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
		Annual compensation(1)			Long-Term Compensation(2)
Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Other Annual Compensation	Awards Restricted Stock Awards(3)	Securities Underlying Options/ SARs	Payouts LTIP Payouts	All Other Compensation (4)
Leonardus Geeris	2008	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

Alfonso de Borbon	2008	$92,251	$0	$0	$0	$0	$0	$0
Executive Vice President

Erwin Lanting	2008	$99,091	$0	$0	$0	$0	$0	$0
Director

All executive officers as a group (Mr. Geeris and Mr. de Borbon) $92,251

(1)	Mr. Geeris received no remuneration of any type and was sole member of the Board at September 30, 2008.

(2)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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