Form 10-Q/A
period 2008-12-31
Teleconnect Inc.
filed 2009-10-27
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, originally filed on September 23, 2009 (the “Original Filing”), is being filed by Teleconnect,  Inc. (the “Company”) to amend the certifications in exhibit 31.1 and 31.2.

In the Company’s previously filed 10-Q, some language in the certifications attached as exhibit 31.1 and 31.2 did not conform to the language in Item 601(31)(i) of Regulation S-K .

This Amendment No. 1 to Form 10-Q/A amends exhibits 31.1 and 31.2 only. It does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made.

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

The following reconciles the components of the loss per share computation for the three months ended December 31:

	2008	2007	2006
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(272,184)	$(515,931)	$(414,408)
Net loss from discontinued operations	$(77,248)	$(357,796)	$(271,221)
Net loss	$(349,432)	$(873,727)	$(685,629)

Denominator:
Weighted average common shares outstanding	332,243,707	332,243,707	181,360,383
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)

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

8 .. GOING CONCERN

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

October 26, 2009

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