Form 10-Q/A
period 2009-03-31
Teleconnect Inc.
filed 2009-10-27
CIK 1101688

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, originally filed on October 5, 2009 (the “Original Filing”), is being filed by Teleconnect,  Inc. (the “Company”) to amend the certifications in exhibit 31.1 and 31.2.

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

7 . GOING CONCERN

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

October 26, 2009

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