Form 10-Q/A
period 2009-06-30
Teleconnect Inc.
filed 2009-10-27
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed on October 14, 2009 (the “Original Filing”), is being filed by Teleconnect,  Inc. (the “Company”) to amend the certifications in exhibit 31.1 and 31.2.

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