Form 10-K
period 2009-09-30
Teleconnect Inc.
filed 2010-01-13
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-30611

Teleconnect Inc.
(Exact name of registrant as specified in its charter)

Florida	90-0294361
(State or other jurisdiction of	(I.R.S. Employer Identification No.
incorporation or organization)

Oude Vest 4
4811 HT,  Breda
The Netherlands
(Address of principal executive offices)

Registrant’s telephone number, including area code: 011-31-630 048 023

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter ended June 30, 2009:  $14,860,851 with 4,953,617 shares outstanding after the effect of the 1 for 100 reverse split approved by the shareholders at a meeting held on November 12, 2009.  At the date of this filing, the reverse split has not yet taken effect but is expected imminently and is represented herein for consistency with the financial statements and the notes to the consolidated financial statements which are required by U.S. GAAP rules to reflect retroactively the effect of the reverse 1 for 100 split.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  January 12, 2010:  4,953,617 shares of common stock, $.001 par value after the effect of the 1 for 100 reverse split approved by the shareholders at a meeting held on November 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

PART I

Item 1.    Business

General

Teleconnect Inc. (the Company) (initially named Technology Systems International Inc.) was incorporated under the laws of the State of Florida on November 23, 1998. It did not conduct any significant operations until December 2000 when there was a change in control and name of the Company.  Affiliated with the change of control, the Company, then named ITS Networks Inc., acquired all of the issued and outstanding capital stock of ITS Europe, S.L., a Spanish telecommunications company founded in 1995. As a result, ITS Europe, S.L. (ITS Europe) became a wholly owned subsidiary and the Company entered into the telephone business in Spain.

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

During 2007 and 2008 however, in execution of these plans, the Company again was not able to change its fortune. As a consequence, towards the end of 2008, plans were developed to carry out a change in direction.

This change in direction involves a relief from cash draining activities. Even though the Company maintained its telecommunications activities during the fiscal year 2007 and 2008 consistent with previous plans, the Company took the steps to dispose of the Spanish subsidiaries involved in the telephone business in fiscal year 2009. A Preliminary Proxy Statement was originally filed on April 8, 2009 seeking shareholder approval for this step.  This definitive Proxy Statement was then resubmitted on October 29th, 2009 once the Company became current with its SEC filings.  The duly-called shareholder meeting to approve the sale of the subsidiaries was held on November 12, 2009 where all shareholders present, representing 94.69% or 4,690,677 post-split shares of the common stock of the Company, unanimously voted in favor of the sale of the subsidiaries to Mr. Alfonso de Borbon and a group of investors.

On November 26th, 2009, Mr. Alfonso de Borbón resigned from his position as an officer of Teleconnect Inc in order to dedicate himself full time to building the business of Teleconnect’s Spanish subsidiaries which he formally purchased from Teleconnect Inc, with a group of investors, before a Notary on November 25, 2009.

For reasons mentioned in the Preliminary Proxy Statement of April 8, 2009, and in line with its plans towards sustainable income and financing as the alternative to structural stock issuances, at the shareholder meeting of November 12, 2009, a 1 for 100 reverse stock split was unanimously approved by the shareholders present. In the same shareholders’ meeting, a statement was read on behalf of 87.13% of the shareholders expressing their consent in reference to all past business and Board decisions including the Board’s approval of the share issuance to Hombergh Holdings BV in exchange for debt forgiveness as well as the commitment for its support in providing funds that enable the Company to enter this period of transition, in the second quarter of fiscal 2009.

The change in direction also involves the Company to be transparent and regain its status of good standing with the regulatory authorities. As to this, the Company presented the last of its overdue filings on October 14th, 2009 and regained its current status one week later. In parallel, the Company is establishing principles of proper corporate governance and the plans to implement them.

We are currently in the process of creating a small, clean and flexible company, which targets to be extremely suitable and attractive to operate as a parent for high potential businesses. As such, the initial value being created today in Teleconnect Inc, is therefore, the intrinsic value that a clean parent company with access to a financial market represents. With our ongoing negotiations and plans, as part of the change in course, we are focusing simultaneously on a new core business. Currently, the Company is exploring, with the relevant parties, an acquisition that is expected to make Teleconnect viable. Management is convinced that stock issuance is a useful means to raise funds that enable the Company to better achieve increased stockholder’s value, rather than stock issuances structurally applied in the process of business. As for raising the necessary funds, the Company plans a route towards sustainable income, credibility and sustainable financing. The 10% share in a telecommunications company in Spain, the 100% stake in Mediawizz in Holland, and the 49% stake in a Dutch marketing company (GigaMatrix) are all foreseen to compliment the future business of the Company.

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

In order to offer telecommunications services in Spain, a company must hold the appropriate license or authorization to conduct business. In Spain, there are several companies with carrier licenses which allow these companies to build their own telecommunications infrastructures and also interconnect with Telefonica. The Company now owns 10% of Teleconnect  SA which possesses a carrier license to sell telecommunications services and as such to interconnect itself with other carriers.

Long distance services in Spain became very competitive after 1999, forcing a continuous decrease in prices to end users, putting a strain on margins and results. Teleconnect SA’s initial service offering focused primarily on offering inexpensive international prepaid calling to foreign residents in Spain that make a higher than average number of calls internationally. In order to offer this service during fiscal 2009, Teleconnect maintained interconnection agreements with BT Spain, Jazztel, Primus, Worldcom and other major carriers.

Products and Services

Mediawizz’ started its original business as a manufacturer/supplier of multimedia kiosks. These kiosk were bought or rented by retailers such as supermarkets and banks and provided consumers the ability to print photographs from their mobiles, send electronic postcards or buy calling credit among other functions. In 2008/2009 Mediawizz changed its scope from producing the turnkey product previously described to now supplying modular and custom-build products for very specific retail applications.  This component based business allows Mediawizz to be more flexible and responsive to customer design configurations and requests.  The new approach has lead to an agreement for an initial 150 retail terminals followed by other orders and inquiries which could lead to significant additional business.

During fiscal 2009, Teleconnect SA provided prepaid voice telephone services to its customers through prepaid calling cards as well as prepaid residential and small business accounts. It also has a prepaid long distance service which can be accessed from any mobile phone. Teleconnect SA intends to diversify its service offering with other prepaid services.

Currently, Teleconnect SA offers various types of prepaid calling cards which are used primarily by tourists, students, and immigrants. They are purchased from a variety of local merchants, kiosks, etc. These cards are cost effective and can be used from hotels, pay phones, public and/or any private telephone.

The calling cards require the user to dial a toll free prefix number, listen to the instructions, which can be given in either Spanish, English, German or French, and dial in their “code” or “PIN”. The code is then confirmed and the user dials the number. The calling cards typically expire sixty days after first activation. Teleconnect sold approximately 281,670 calling cards during its fiscal year ended September 30, 2009 as compared to nearly 465,000 for the year ended September 30, 2008.  The reason that the number of physical cards is less but the volume of business is comparable, is that Teleconnect now offers a rechargeable service whereby a user does not have to purchase a new card to increase his minutes of talktime but can simply recharge his existing card. The rechargeable service accounted for approximately 43% of Teleconnect Spain sales. This rechargeable feature helps Teleconnect reduce its cost of sales by not having to print additional plastic cards.

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

Teleconnect SA’s marketing strategy of the residential services during fiscal year 2009 remained focused on foreigners in Spain. These foreigners are primarily located on the coastal areas of Spain, including the islands.

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

Industry Participants and Competition

There is a variety of companies involved in the production of multimedia kiosks. Most of these kiosks relate to customer services and as such provide similar services in different formats.  Mediawizz is focusing its efforts to find access to new markets in retail, including vending applications and in other applications where its products help industries comply with laws relating to the sale of products which require a minimum age for purchase.

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

Regulation

General. In relation to continued operations, Mediawizz products are in compliance with the European law:  specifically with the Machine Directive and relevant electromagnetic requirements. The European Union has coordinated and standardized the approval of many requirements of all its member states; from its currency, immigration controls, fishing requirements to radio frequencies or the electromagnetic emission limitations of all computer and consumer electronics equipment.  Mediawizz equipment complies with the European Union requirements for the electromagnetic emission limitations on its equipment.

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

Employees

Mediawizz currently has one fulltime employee and subcontracts its software/hardware design as well as delivery and maintenance to other parties.   As such, a team of five people are involved in the Mediawizz operation.

As of September 30, 2009, the Company and its discontinued subsidiaries had 11 full-time employees, of which four persons in operations, two people in marketing and sales, two in accounting, finance, human resources and office management, two call-center attendants and one person in business development and general management. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

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

Banking Arrangements

On September 30, 2009, Teleconnect Comunications SA has an outstanding bank loan for 100,000€.

Information Structure While the Company is investigating new markets and products, we have depended mainly on our Spanish subsidiaries although progressively more emphasis is being placed on the information systems of Mediawizz.  We must continue to develop our information systems infrastructure as the number of our clients and the amount of information they wish to access might increase.

Growth  Limited growth in the past has been a function of the funds available to invest in capacity and equipment. Also, we have been unfortunate in acquisitions or co-operations that were engaged to establish the desired growth. This has placed a significant strain on management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a small core management team. In the event that we grow, we must not only manage demands on this team but also increase management resources, among other things, to expand, train and manage our employee base and maintain close coordination among our technical, accounting, financing, marketing and sales staff. If any growth is not properly managed, management may be unable to adequately support our clients in the future.

Management Changes On December 11,, 2008, Mr. Geeris stepped down from all of the positions he occupied in the Company in favor of Mr. Dirk L. Benschop.  Mr. Benschop is now the Chief Executive Officer and President of the Company.

On November 26, 2009, Mr. Alfonso de Borbón resigned from his position as an officer of the Company in order to dedicate himself full time to building the business of Teleconnect’s Spanish subsidiaries which he formally purchased from the Company with a group of investors, before a Notary on November 25, 2009.

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

Competition for Employees Competition for highly-skilled personnel is intense and the success of our business depends on our ability to attract and retain highly-skilled employees. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish.

Sales Relationships For both continued and discontinued business, if we are unable to maintain our sales representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted.

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

Suppliers   We depend on the supply of electronic components and parts from various suppliers.  They have from time to time experienced short-term delays in provided the requested parts. There are no assurances that we will be able to obtain these components in the future within the time frames required by us at a reasonable cost. Any failure to obtain supplies on a timely basis and at a reasonable cost, or any interruption of local access services, could have an adverse effect on our final product and service level.

Service Disruptions If the network infrastructure is disrupted or security breaches occur on our communications lines with our clients, we may lose clients or incur additional liabilities.

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

Competition The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology and marketing.  As for our continuing business, Mediawizz enjoys no distinctive advantage.

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

Variable Revenues and Operating Results Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

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

Governmental Regulation With respect to our discontinued operations which we have sold off, we have held authorizations for international telecommunications services between Spain and other countries based on a third party's networks. Future regulatory, judicial and legislative changes in Spain may impose additional costs on the new owners or restrict their activities. In addition, regulators or third parties may raise material issues with regard to their compliance with applicable regulations. Failure to comply with applicable local laws or regulations could prevent them from carrying on their operations cost effectively.  With respect to Mediawizz current business, there is no specific government regulation applicable.

Penny Stock Trading Rules When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be “penny stocks” that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

Future Sales of Our Common Stock May Depress Our Stock Price The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were 4,953,617 post-split shares of our Common Stock outstanding as “restricted securities” as defined in Rule 144 as of September 30, 2009, which will be available for sale in the future. This number of shares takes into consideration the 1 for 100 reverse split approved at the shareholders meeting of November 12, 2009. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

Technological Changes Global industries are subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, for the development of, and access to everything from communications and networking technologies, to kiosk hardware, components and parts. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. We must anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan.

Voting Control The largest single shareholder of the Company as of September 30, 2009, Mr. Hendrik van den Hombergh, owned directly and beneficially approximately 36% of the Company’s outstanding Common Stock as of that date. During 2009, this stockholder has financially made possible  the change in course described earlier.  During the first fiscal quarter of 2009, Mr. Leonardus Geeris resigned from his position as President and Chief Executive Officer of the Company in favor of Mr. Dirk Benschop who assumed these positions on December 11, 2008.  As of September 30, 2009, Mr. Geeris remains a significant shareholder of the Company with 31.68% of the common stock of the Company.

Item 1A     Risk Factors

We may not achieve or sustain profitability in the future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2009, we had an accumulated deficit of $31,992,430 and had a stockholders' deficit of $3,399,654. As shown in the accompanying consolidated financial statements, the Company incurred losses of $1,828,443 and $3,510,739 for the years ended September 30, 2009 and 2008, respectively. In addition, the Company has incurred substantial losses since its inception.  As of September 30, 2009, the Company had a working capital deficit of $4,556,111 as compared to its working capital deficit as of September 30, 2008 of $5,287,306.  These factors raise substantial doubt about the Company's ability to continue as a going concern. These results and facts are the justification for the significant change in direction and focus of the Company implemented by new management during the fiscal year 2009 and to be continued during 2010.

In order for us to be successful, cash draining activities needed to be disposed of, for example the Spanish subsidiaries, debt needed to be restructured, as was supported by significant shareholders exchanging loans for stock.  Looking forward, new markets must be entered with new and profitable products. We may not succeed in attracting sufficient funds to successfully accomplish the transition that is necessary to create a viable situation.

The lack of liquidity of the Company’s stock inherently has the risk that shares may not find a buyer thus making it more difficult for shareholders to sell their shares.

Item 1B      Unresolved Staff Comments

None

Item 2.        Properties

The Company’s principal executive offices were located during fiscal 2009 at Oude Vest 4, 4811 HT,  Breda, The Netherlands.

These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3.        Legal Proceedings

In the normal course of its operations, the Company, from time to time in the past, has been named in legal actions seeking monetary damages.  While the outcome of these matters could not be estimated with certainty, management did not expect, based upon consultation with legal counsel, that they would have had a material effect on the Company's business or financial condition or results of operations.

To this effect, we have a provision of approximately $158,000 to cover these and other litigation cases that could possibly threaten the Company in the future.

During fiscal 2009, the Company has filed legal actions in Spain and Holland against parties which owe money to the Company. We know of no claims filed against the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

There were no matters put forth to a vote at a meeting of the security holders during the fiscal year ended September 30, 2009.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Common Stock of the Company is currently traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol TLCO.OB and on the Pink Sheets with Symbol TLCO.PK

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by Pink Sheets (formerly known as National Quotation Bureau, L.L.C.) for the periods indicated. For consistency reasons with the financial statements, the per share historical prices listed below, reflect retroactively the effect of the 1 for 100 reverse split approved by the majority of the shareholders of the Company at its shareholders’ meeting on November 12, 2009.

	High Closing Bid Price	Low Closing Bid Price
Year Ended December 31, 2007
1 st Quarter	$10.00	$4.00
2 nd Quarter	$10.00	$4.00
3 rd Quarter	$8.00	$2.00
4 th Quarter	$4.00	$1.00

Year Ended December 31, 2008
1 st Quarter	$2.90	$0.60
2 nd Quarter	$0.90	$0.70
3 rd Quarter	$0.70	$0.50
4 th Quarter	$3.00	$3.00

Year Ended December 31, 2009
1 st Quarter	$1.00	$0.30
2 nd Quarter	$1.50	$0.10
3 rd Quarter	$2.50	$0.80
4 th Quarter	$2.50	$1.00

Stock Option, SAR and Stock Bonus Consultant Plan

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 200,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2009, 145,743 shares of common stock had been issued under this plan.  Here as well, the share volumes reflect retroactively the effect of the 1 for 100 reverse split approved by the majority of the shareholders of the Company at its shareholders’ meeting on November 12, 2009.

Sale of Unregistered Securities

During the fiscal year ended September 30, 2009, there were no sales of unregistered securities, however, $2,111,271 of related party notes payable and accrued interest were converted into 1,671,180 post-split shares of the Company’s Common Stock.

Item 6.  Selected Financial Data

The following table sets forth certain operating information regarding the Company.

	Year Ended	Year Ended
	September 30, 2009	September 30, 2008
Revenues	$361,989	$181,935
Cost of sales	$435,147	$578,381
Selling, general and administrative	$1,365,550	$744,572
Bad debt expense	$30,036	$549,074
Depreciation	$31,794	$41,136
Other (Expenses) Income	$136,996	$(54,603)
Loss on investment	$(44,626)	$(103,397)
Interest expense	$(54,396)	$(106,323)
Provision for income taxes	$(50,000)	$(80,000)
Net loss from discontinued operations	$(230,571)	$(1,435,188)
Net Loss	$(1,828,443)	$(3,510,739)
Comprehensive Loss	$(1,774,596)	$(3,341,575)
Net Loss Per Share	$(0.43)	$(1.06)

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

Accounting for Stock-Based Compensation. The Company adopted amended accounting guidance on October 1, 2005 utilizing the modified prospective method. The adoption of the amended accounting guidance had no impact on the financial statements as the Company did not issue any options during 2009 or 2008. All options and warrants were fully vested at the date of issuance.

Under the amended accounting guidance, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of the previous accounting guidance for which the requisite service had not been rendered as of the adoption date for this guidance. The guidance also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

 The Company uses the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of accounting guidance for all share-based payments granted after the effective date and (b) based on the requirements of the accounting guidance for all awards granted to employees prior to the effective date of the amended guidance that remain unvested on the effective date.

Variable Interest Entities. We analyze any potential Variable Interest or Special-Purpose Entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has analyzed its investment in Giga and after analysis we have determined that, while Giga is a VIE as defined by FASB ASC 810-10, we are not the primary beneficiary, and therefore Giga is not required to be consolidated.

Segment Reporting.  Based on the criteria within accounting guidance, we have determined that we currently have two reportable segments; multimedia kiosk sales and service, which encompasses Mediawizz , and telecommunications systems and related services which encompasses the companies of Teleconnect Comunicaciones SA, Teleconnect Telecom SL, Recarganet.

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

Overview

At the time of this filing, we derive our revenues from continuing operations primarily from the sale of multimedia kiosks and hardware components to the suppliers of retail chains. These kiosks and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results will depend in the future upon the continued adoption and use of the services provided by the multimedia kiosks and components supplied by Mediawizz. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

Our revenues from discontinued operations are primarily from the sale of our long-distance telecommunication services. Our revenues and operating results have depended upon the continued adoption and use of our products and services by consumers and small businesses. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of the discontinued operations’ products/services, relationships with the public and other factors.

As mentioned above, our future revenues will depend primarily on the targeted acquisition of companies with high potential business.  Today, our existing revenues generated by Mediawizz may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and is expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

Our most significant customers during fiscal year 2009, now included in discontinued operations, were only two customers which accounted for 28% and 28% of our revenues during the year ended September 30, 2009.  Domestic sales in Spain accounted for 91.4% and 95.25% of total revenues in 2009 and 2008, respectfully. Mediawizz is in the process of obtaining business in retail.

Cost of sales included in discontinued operations consists primarily of the costs associated with carriers which supply the telecom services for the Company to resell. We rely on third parties to offer the majority of the services we have in our portfolio. Accordingly, a significant portion of our cost of sales consists of payments to these carriers. Cost of sales included in continuing operations consists of customer support costs, training and professional services expenses, and parts for the terminals; which consist of small display screens, metallic housings, PC’s, switches, small cameras similar to webcams, electronic components, cables, power supplies and software licenses amongst other items.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to decrease in the short term in absolute dollars as we will employ fewer hours to maintain the Company’s current status with its SEC filings than to bring the Company current in 2009.

Year Ended September 30, 2009, compared to year ended September 30, 2008

Assets.   Total assets as of September 30, 2009 decreased 11.5% to $3,765,332 from $4,256,375 at September 30, 2008.  This decrease is due to collection of accounts receivable during the period; a reduction of inventory at Mediawizz due to recording a provision for slow moving products; reduction in property and equipment as well as the decrease of the investment in Giga Matrix Holding BV due to losses in the investment accounted for under the equity method. This was offset by an increase in the amounts due from related parties as additional funds were provided to GigaMatrix, as well as the increase in current assets of discontinued operations.

Liabilities . Total liabilities as of September 30, 2009 decreased 13.8% to $7,164,986 compared to $8,065,499 as of September 30, 2008.  This decrease is due primarily to the net decrease of $1,039,288 loans from related parties as well as the decrease of $150,914 in liabilities from accounts payables.  The net decrease of $1,129,374 is composed of the conversion of $2,111,271 of loans into 1,671,180 shares of common stock of the Company offset but the increase in loans to a third related party as well as a 7.7% increase in liabilities from discontinued operations.

Revenues . Revenues from continuing operations for the year ended September 30, 2009 amounted to $361,989 compared to $181,935 in the prior year; a 99% increase.   These 2009 revenues primarily were derived from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer.  Where the sales of calling credit in these supermarkets formerly was organized through both a service desks and kiosks, in 2009, the sales at these service desks were abolished thus generating more traffic and increasing sales through the kiosks. Also, Mediawizz delivered a first lot from a previously agreed 150 terminal-order.

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

Cost of Sales.   Cost of sales from continuing operations for the year ended September 30, 2009 amounted to $435,147 as compared to $578,381for the year ended September 30, 2008.The decrease in cost of sales partially reflects efficiencies gained in our assembly process and operations of kiosks but is predominately due to the increase in sales of calling credit which has a much lower associated cost of sales than the assembly of the kiosk hardware.

We reflected a gross loss during fiscal 2009 of $73,158 compared to a gross loss in fiscal 2008 of $396,446.  The principal reasons for the negative gross profit is the fact that this continuing business is in its infancy and the Company is still in the process of developing its market share.

Selling, General and Administrative. Selling, general and administrative expenses during fiscal 2009 were $1,365,550, an increase of $620,978 or 83.4% from the prior year’s operating expenses of $744,572.   This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services related to the Company’s accounting and taxes for 2008 and 2009.

Interest Expense . Interest expense for the year ended September 30, 2009 was $54,396 compared to $106,323 for the prior year; a reduction of 49.8%. This decrease was due primarily to less interest incurred on loans made from affiliated parties due to the conversion of $2,111,271 of loans into 1,671,180 shares of common stock of the Company.

Loss From Discontinued Operations

The following table sets forth certain operating information regarding the discontinued operations:

	Year Ended Sept 30, 2009	Year Ended Sept 30, 2008

Revenues	$4,274,248	$3,625,575
Cost of sales	3,070,712	2,847,288
Gross profit	1,203,536	778,287
Selling, general and administrative expenses	1,430,742	2,101,485
Depreciation	101,648	131,470
Operating loss	(328,854)	(1,454,668)
Gain on sale of subsidiary	85,308	-
Other income (expense)	12,975	19,480
Loss from discontinued operations	$(230,571)	$(1,435,188)

Revenues . Revenues from discontinued operations in 2009 increased 18% to $4,274,248 compared to $3,625,575 in 2008.   The increase in sales is due to our ability to lower prices of our goods and services to at least the levels of our competitors. We were able to increase sales with improving margins and thus improve our competitive pricing.  The actual number of minutes of long distance traffic handled by the network increased in 2009 as compared to 2008 by 2.34% increasing from 74,637,070 to 76,384,851 minutes, respectively.  The discontinued operations were officially sold on November 25, 2009.

Cost of Sales.   Cost of sales in 2009 was $3,070,712, an increase of $223,424 or 7.8% from the prior year cost of sales of $2,847,288. Cost of sales as a percentage of sales was 71.8% in 2009 while it was 78.5% for the same period in 2008. The main reason for the increase was the 18.5% increase in sales.  The fact that the cost of sales increased less than the sales is attributed to the Company’s ability to renegotiate better carrier pricing during this period.  This lower percentage increase in cost of sales than in sales resulted in a 54.64% improvement in gross profit during 2009, increasing from $1,203,536 as compared to a gross profit of $778,287 in 2008.

 Selling, General and Administrative. Selling, general and administrative expenses in 2009 were $1,430,742 a decrease of $670,743 or 31.9% from the prior year´s operating expenses of $2,101,485. This change is due primarily to a reduction of employees and other selling related costs.

Gain on sale of subsidiary.  The sale of ITS Europe to certain employees and officers of Teleconnect Spain for €1 and the assumption of ITS Europe debts was completed on May 14, 2009 and resulted in a gain on the sale of subsidiary of $85,308.

Net Loss. In 2009 the Company reported a net loss from discontinued operations of $230,571 compared to a net loss of $1,435,188 during 2008.   The improvement is a direct result of increase sales at better margins; lower selling, general and administrative expense and the sale of ITS Europe.

Net cash used in operating activities

In 2009 the Company used $1,274,661 in operations which was primarily from net losses during the year and changes to current assets and liabilities. The Company used $2,971,731 of its cash in operations in 2008 primarily from net losses during the year.

Net cash used in investing activities

In 2009, the Company generated cash from investing activities of $233,163 principally from discontinued operations. The Company generated cash from investing activities in 2008 of $148,701 from the disposal of assets of $29,654 by Mediawizz and $202,435 through discontinued operations offset by advances  to Giga Matrix BV of $83,388.

Net Cash provided by financing activities

During 2009, the Company generated cash from financing activities of $861,137 in 2009 through loans from related parties of $900,886 offset by repayments on capital leases of $39,749.  The Company generated cash from financing activities of $2,257,675 in 2008 through loans from related parties of $2,306,842 offset by repayments on capital leases during the year of $49,167.

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

Contractual Obligations and Commercial Commitments . The following table is a summary of the Company’s contractual obligations as of September 30, 2009.

	Payments Due by Period
	Total	Less than One Year	1-3 Years
Loans from related parties	$2,274,440	$2,274,440	$-
Note payable to third party	175,716	175,716	-
Operating Leases	87,905	16,389	71,516
Total Contractual Cash Obligations	$2,538,061	$2,466,545	$71,516

Recent Accounting Pronouncements .

In June 2009, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“ASU 2009-01”). The FASB Accounting Standards Codification  (ASC), is intended to be the source of authoritative GAAP and reporting standards as issued by the FASB. The primary purpose of the FASB ASC is to improve clarity and use of existing standards by grouping authoritative literature under common topics. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP. The implementation of ASU 2009-01 had no impact to the Company’s financial position or results of operations.

In April 2009, the FASB amended accounting guidance regarding interim disclosures about fair value of financial instruments. The amended accounting guidance requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This amended guidance requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. On June 30, 2009 the Company adopted this amended accounting guidance, and it did not have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued guidance regarding subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance in the third quarter of 2009. The Company evaluated for subsequent events through January 12, 2010, the issuance date of the Company’s financial statements.

In June 2009, the FASB issued amendments to accounting guidance which amended accounting guidance to address the elimination of the concept of a qualifying special purpose entity. The amendment also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amendment provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The amended guidance will become effective in the first quarter of 2010. The Company is currently evaluating whether these amendments will have an impact on the Company consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

On November 15, 2008, the Company’s then President and Chief Executive Officer, Mr. Leonardus Geeris, in preparation of the appointment of new executive management and in order to facilitate a restructuring of certain of the Company’s debt, entered into an arrangement  permitting all of his outstanding loans of $1,766,271 to be converted into 291,180 post-split shares of Common Stock of the Company.

Effective December 11, 2008, Mr. Dirk L. Benschop was appointed a director of the Company, by Mr. Leonardus Geeris, to fill a vacancy on the Board of Directors.  At the same time, Mr. Benschop was also appointed as the new Chief Executive Officer and President of the Company. Additionally, Mr Geeris provided Mr. Benschop with an irrevocable proxy to represent all his voting rights at shareholder meetings until November 2009. On November 3, 2009, Mr. Benschop renounced on his rights to further use this irreversible proxy by Mr. Geeris.

In February 2009, the Company and an investor entered into an arrangement to convert part of the debt owed to the investor amounting to €326,988 or approximately $345,000 into 1,380,000 post-split shares of Common Stock of the Company.

In March 2009 the Company entered into an arrangement providing for the sale of 100 % of the Company’s interest in ITS Europe, Recarganet, and Teleconnect Telecom in addition to approximately 87% of its interest in Teleconnect Comunicaciones SA; retaining a 10% stake in the latter.  On March 25, 2009, tentative agreements were signed between the Company and several private individuals (some of which are also employees and officers of Teleconnect Comunicaciones SA) to affect the purchase.

On November 12, 2009, at a meeting of the shareholders of Teleconnect Inc, all shareholders present, representing 94.69% of the outstanding shares of common stock of the Company, unanimously agreed on the sale of the Spanish subsidiaries.  The stock purchase agreements were formalized on November 25, 2009 before a public Spanish notary upon approval by the Company’s shareholders.  By selling off the Spanish subsidiaries and maintaining a 10% stake in Teleconnect Comunicaciones SA, Teleconnect Inc is relieved of its obligation to fund these companies whereas Teleconnect Inc. could possibly benefit from future dividends, if so declared by Teleconnect Spain.

The shareholders’ also approved a reverse split of the Company’s Common Stock in the ratio of 1 for 100 at the November 12, 2009 shareholders’ meeting.

On May 14, 2009, the sale of ITS Europe SL was consummated before a Spanish Notary.  ITS Europe SL has been a dormant company since 2003 when its activities were merged with those of Teleconnect Communicaciones SA.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheets of Teleconnect Inc. and its subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency in addition to a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 17.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Coulter & Justus, P.C.

January 12, 2010

Knoxville, Tennessee

TELECONNECT, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,652	$48,342
Accounts receivable - trade	2,911	69,199
Accounts receivable - other	-	990
Due from related parties	530,992	518,663
Inventory - work in process (net of reserve for slow moving inventory
in 2009 of $139,109)	1,419,522	1,535,630
Prepaid taxes	-	44,663
Prepaid expenses	6,994	14,313
Asset of discontinued operations	632,804	546,393

Total current assets	2,608,875	2,778,193

PROPERTY AND EQUIPMENT, NET	14,574	90,461

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	44,626
Goodwill	455,283	444,712
Long-term notes receivable (net of allowance for bad debts
of $591,010 in 2009 and $549,074 in 2008)	58,572	57,212
Assets of discontinued operations	628,028	841,171

	$3,765,332	$4,256,375

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$106,155	$167,828
Accrued liabilities	101,406	139,467
Note payable	175,716	171,636
Income Taxes payable	130,000	80,000
Loans from related parties	2,274,440	3,403,814
Capital lease obligations	-	38,825
Liabilities of discontinued operations	4,377,269	4,063,929

Total current liabilities	7,164,986	8,065,499

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized,
4,953,617 and 3,322,437 shares outstanding in 2009 and 2008, respectively	4,954	3,322
Additional paid-in capital	31,511,257	29,328,823
Accumulated deficit	(31,992,430)	(30,163,987)
Accumulated other comprehensive loss	(2,923,435)	(2,977,282)

Total stockholders' deficit	(3,399,654)	(3,809,124)

	$3,765,332	$4,256,375

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008

SALES	$361,989	$181,935

COST OF GOODS SOLD	435,147	578,381

GROSS LOSS	(73,158)	(396,446)

OPERATING EXPENSES:
Selling, general and administrative expenses	1,365,550	744,572
Bad debt expense	30,036	549,074
Depreciation	31,794	41,136

Total operating expenses	1,427,380	1,334,782

LOSS FROM CONTINUING OPERATIONS	(1,500,538)	(1,731,228)

OTHER INCOME (EXPENSES):
Other income (expense)	51,688	(54,603)
Loss on investment	(44,626)	(103,397)
Interest expense - related parties	(54,396)	(106,323)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(1,547,872)	(1,995,551)

PROVISION FOR INCOME TAXES	(50,000)	(80,000)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,597,872)	(2,075,551)

NET LOSS FROM DISCONTINUED OPERATIONS	(230,571)	(1,435,188)

NET LOSS	$(1,828,443)	$(3,510,739)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.38)	$(0.62)
From discontiued operations	(0.05)	(0.43)
Total	$(0.43)	$(1.06)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	4,254,836	3,322,437

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(1,828,443)	$(3,510,739)
Foreign currency translation adjustment	81,586	256,309
Tax effect on currency translation	(27,739)	(87,145)

COMPREHENSIVE INCOME LOSS	$(1,774,596)	$(3,341,575)

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	As adjusted for stock split				Accumulated
	Number	$0.001	Additional		Other	Total
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Deficit
Balance, October 1, 2007	3,322,437	$3,322	$29,328,823	$(26,653,248)	$(3,146,446)	$(467,549)

Foreign currency translation adjustment, net of tax	-	-	-	-	169,164	169,164
Net loss	-	-	-	(3,510,739)	-	(3,510,739)
Balance, September 30, 2008	3,322,437	3,322	29,328,823	(30,163,987)	(2,977,282)	(3,809,124)

Conversion of debt to common stock	1,671,180	1,672	2,109,599	-	-	2,111,271
Retirement of common stock	(40,000)	(40)	40	-	-	-
Stock-based compensation	-	-	72,795	-	-	72,795
Foreign currency translation
adjustment, net of tax	-	-	-	-	53,847	53,847
Net loss	-	-	-	(1,828,443)	-	(1,828,443)
Balance, September 30, 2009	4,953,617	$4,954	$31,511,257	$(31,992,430)	$(2,923,435)	$(3,399,654)

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

Page 1of 2

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,828,443)	$(3,510,739)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	31,794	41,136
Bad debt expense	30,036	549,074
Stock-based compensation	72,795	-
Inventory allowance	128,678	-
Fixed asset impairment	43,412	-
Loss on equity investment	44,626	103,397
Change in operating assets and liabilities
Accounts receivable - trade	67,935	(61,119)
Accounts receivable - other	1,014	(990)
Accrued interest receivable	(30,036)	(30,036)
Inventory	23,978	(1,159,197)
Prepaid expenses	7,660	105,341
Prepaid taxes	45,726	50,358
Accounts payable	(65,667)	71,485
Accrued liabilities and income taxes payable	8,620	181,250
Operating cash flows from discontinued operations	143,211	688,309

Net cash used in operating activities	(1,274,661)	(2,971,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	-	(83,388)
Proceeds from disposal of equipment	-	29,654
Investing activities of discontinued operations	233,163	202,435

Net cash provided by (used in) investing activities	233,163	148,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	900,886	2,306,842
Payments on capital leases	(39,749)	(49,167)

Net cash provided by financing activities	861,137	2,257,675

EFFECT OF EXCHANGE RATE	147,671	172,576

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(32,690)	(392,779)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	48,342	441,121

CASH AND CASH EQUIVALENTS,
END OF YEAR	$15,652	$48,342

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Purchases of equipment outstanding in accounts payable	$-	$292,456
Stock-based compensation	$72,795	$-
Conversion of debt to common stock	$2,111,271	$-

The accompanying notes are an intergral part of these consolidated financial statements.

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable -

Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  When accounts are determined to be uncollectible they are charged off against an allowance for doubtful accounts.  Credit losses, when realized, have been within the range of the Company’s expectations.  As of September 30, 2009, two customers accounted for 28%, and 28% of accounts receivables included in assets of discontinued operations.   As of September 30, 2008, two customers accounted for 28%, and 21% of accounts receivable included in assets of discontinued operations.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred and totaled $24,394 in 2009 and $66,173 in 2008.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and highly liquid investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at September 30, 2009 was held in European financial institutions and is not insured.

Consolidation Policy -

The consolidated financial statements include the accounts of the Company and its subsidiaries Teleconnect Spain, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet for the year ended September 30, 2009. For the year ended September 30, 2008 the consolidated financial statements include the accounts of the Company and its subsidiaries ITS Europe, Teleconnect Spain, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Reclassifications –

Certain amounts in prior year have been reclassified to conform with current year classifications. Additionally, as of October 1, 2007, the Company  reclassified $409,800 from accumulated deficit to other comprehensive loss to correct a classification related to foreign currency translation.

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

Goodwill –

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the years ended September 30, 2009 and 2008, the Company did not incur any charges for impairment.

Variable Interest Entities -

The Company analyzes any potential Variable Interest or Special-Purpose Entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has analyzed its investment in Giga and after analysis we have determined that, while Giga is a VIE as defined by FASB ASC 810-10, we are not the primary beneficiary, and therefore Giga is not required to be consolidated.

Fair value of financial instruments –

The Company applies accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  The guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  September 30, 2009 and 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Accounting for Stock-Based Compensation –

The Company adopted accounting guidance on October 1, 2005 utilizing the modified prospective method. The adoption the accounting guidance had no impact on the financial statements as the Company did not issue any options during 2009 or 2008. All options and warrants were fully vested at the date of issuance.

Under accounting guidance for stock-based compensation, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions previous guidance for which the requisite service had not been rendered as of the adoption date of the new guidance. The guidance also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

The Company uses the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of the amended accounting guidance for all share-based payments granted after the effective date and (b) based on the requirements of the previous accounting guidance for all awards granted to employees prior to the effective date of the amended accounting guidance that remain unvested on the effective date.

New Accounting Pronouncements -

The Company adopted the FASB (Financial Accounting Standards Board) “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification  (ASC), is intended to be the source of authoritative GAAP and reporting standards as issued by the FASB. The ASC does not change or alter existing GAAP. The implementation of this standard had no impact to the Company’s financial position or results of operations.

In April 2009, the FASB amended accounting guidance regarding interim disclosures about fair value of financial instruments. The amended accounting guidance will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This amended guidance will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. On June 30, 2009 the Company adopted this amended accounting guidance, which did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued amended accounting guidance regarding recognition and presentation of other-than-temporary impairments. The amendment changes the existing guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. On June 30, 2009 the Company adopted amended accounting guidance, which did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued additional guidance in regards to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The additional guidance provides for estimating fair value when the market activity for an asset or liability has declined significantly. On June 30, 2009 the Company adopted the guidance, which did not have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued guidance regarding subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance in the third quarter of 2009.

In June 2009, the FASB issued amendments to accounting guidance which amended existing guidance to address the elimination of the concept of a qualifying special purpose entity. The amendment also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amendment provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The amended guidance will become effective in the first quarter of 2010. The Company is currently evaluating whether these amendment will have an impact on the Company consolidated financial statements.

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain for €1,001 with the Company retaining 10% of Teleconnect SA. Going forward the Company will account for the 10% of Teleconnect SA by the cost method.

The sale of ITS Europe to certain employees and officers of Teleconnect Spain for €1 and the assumption of ITS Europe debts was completed on May 14, 2009 and resulted in a gain on the sale of subsidiary of $85,308. ITS Europe, which had been a dormant company since 2003, was subsequently dissolved and liquidated.

Summarized financial information (which consists principally of Teleconnect SA) included in discontinued operations is as follows for the year ended September 30:

	2009	2008

Sales	$4,274,248	$3,625,575
Cost of Sales	3,070,712	2,847,288
Gross Profit	1,203,536	778,287
Selling, general and administrative expenses	1,430,742	2,101,485
Depreciation	101,648	131,470
Operating loss	(328,854)	(1,454,668)
Gain on sale of subsidiary	85,308	-
Other income (expense)	12,975	19,480
Loss from discontinued operations	$(230,571)	$(1,435,188)

The net liabilities of discontinued operations (which consists principally of Teleconnect SA), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at September 30:

	2009	2008
Cash	$23,938	$22,372
Accounts receivable – trade, net of allowance for doubtful accounts of $714,782 and $678,167 at September 30, 2008 and 2007, respectively	385,914	384,709
Accounts receivable - other	207,953	122,860
Inventory	12,631	13,332
Prepaid expenses	2,368	3,120
Current assets of discontinued operations	632,804	546,393

Property and equipment, net	385,820	478,214
Vendor deposits	242,208	362,957
Other assets of discontinued operations	628,028	841,171

Accounts payable	1,372,068	1,231,822
Accrued liabilities	189,246	253,952
Taxes payable	342,231	342,439
Notes payable	146,430	-
Due from related parties	259,181	-
Deferred income	2,068,113	2,235,716
Liabilities of discontinued operations	4,377,269	4,063,929

Net liabilities of discontinued operations	$3,116,437	$2,676,365

Substantially all interest expense is allocated to the ongoing operations of the parent company.

4.  NOTES RECEIVABLE

In February 2007, the Company loaned $512,505 to a business development firm with a maturity date of February 2009. The note is in default and the Company has pursued legal action for collection. The amount (including unpaid interest) was reserved as of September 30, 2009 and 2008. Interest income of $30,036 and $30,036 was accrued for the years ended September 30, 2009 and 2008, respectively, which was fully reserved during the period accrued.

5. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of September 30:

	2009	2008
Computers and switching systems	$129,670	$123,681
Less: Accumulated depreciation	(115,096)	(33,220)
Net property and equipment	$14,574	$90,461

During the year ended September 30, 2009 Mediawizz recognized impairment of $43,412 on computers and equipment no longer used to produce kiosks. The impairment is included in other income (expense) in the consolidated statements of operations.

6. LOANS FROM RELATED PARTIES

On March 6, 2009 the Company converted $1,766,271 of debt and accrued interest from a shareholder into 291,180 shares of the Company’s common stock.

On March 6, 2009 the Company converted $345,000 of debt from a shareholder into 1,380,000 shares of the Company’s common stock.

As of September 30, 2009 and 2008, the Company had short term loans totaling $1,387,393 and $3,403,814, respectively, from shareholders. As of September 30, 2009, the Company also had short term loans payable to an entity controlled by our Chief Executive Officer in the amount of $887,047. These loans bear interest at 4% to 8% annually, are unsecured and due upon demand. Interest expense of $53,418 and $106,323, respectively, was incurred on these notes during 2009 and 2008.

7. NOTE PAYABLE

As of September 30, 2009 and 2008 the Company has a short-term bridge loan of $175,716 and $171,636, respectively, from a potential investor.  This note does not bear interest and is due on demand.

8. LEASES

The Company leased certain equipment with a carrying value of approximately $105,000 at September 30, 2008 under a capital lease agreement which was paid off in 2009.   Amortization of capital leases is included with depreciation expense in the accompanying consolidated financial statements.  Teleconnect Spain also leases office space under a non-cancelable operating lease expiring in 2014.  Total rental expense for all non-cancelable operating leases, totaled $69,392 in 2009 and $142,331 in 2008.

Future minimum lease payments, by year and in the aggregate, consist of the following as of September 30, 2009:

2010	$16,389
2011	17,879
2012	17,879
2013	17,879
2014	17,879
$87,905

9. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:

	2009	2008
Bad debt allowances	$196,897	$186,685
Litigation reserve and other reserves	4,601	4,601
Equity method investment loss	50,328	35,155
Tax carry forwards	11,605,820	10,963,561
Valuation allowance	(11,857,646)	(11,190,002)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision is as follows for the years ended September 30:
	2009	2008
Income tax (benefit) provision at U.S Federal statutory rate	$(621,670)	$(1,166,451)
Foreign income taxed at rates other than 34%	66,155	(13,738)
Tax effect of NOL absorbed	1,291	(17,953)
Foreign tax return adjustments	-	-
Other	50,000	80,000
Increase in valuation allowance, net of foreign currency adjustments	554,224	1,198,142
Tax (benefit) provision	$50,000	$80,000

The following table summarizes the amount and expiration dates of our operating loss carryovers as of September 30, 2009:

	Expiration Dates	Amounts
U.S. federal net operating loss carryovers	2024-2029	$12,561,452
Non-U.S. net operating loss carryovers	2014-2024	21,589,896
Total		$34,151,348

 As a result of significant pre-tax losses, the Company cannot conclude that it is more likely than not that the deferred tax asset will be realized.  Accordingly a full valuation allowance has been established against our deferred tax assets.  During 2009, the Company increased its valuation allowance by $667,644 to reflect the effect of current year net operating losses offset by disposal of losses from ITS Europe.

The company was delinquent in filing tax returns with the Internal Revenue service and state taxing authorities.  With respect to the fiscal year 2008 returns $50,000 of penalties and interest have been accrued and included in the current year income tax provision.

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

11. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2009 or 2008.

12. EQUITY TRANSACTIONS

On March 6, 2009 the Company converted $1,766,271 of debt and accrued interest from a related party into 291,180 shares of the Company’s common stock which were issued in the name of DLB Finance and Consultancy,  owned by the Company’s Chief Executive Officer.  The Company recognized $72,795 in stock-based compensation for these costs incurred by this related party on the Company’s behalf.

On March 6, 2009 the Company converted $345,000 of debt from certain investors into 1,380,000 shares of the Company’s common stock.

On April 1, 2009, 40,000 shares of the Company’s common stock were returned to the Company by Teleconnect Spain employees and retired.

On November 12, 2009 the shareholders approved a 1 for 100 reverse stock split of the Company’s common stock.  This reverse stock split has been reflected retroactively for all periods presented in these consolidated financial statements.

13. STOCK WARRANTS AND OPTIONS

During 2002, the Company adopted an Employee Stock Option, SAR and Stock Bonus Plan (the "Employee Plan"), which reserves 12,500 shares of Common Stock for issuance under the Employee Plan. The Employee Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No options have been issued under this plan as of September 30, 2009.

During 2002, the Company adopted a Stock Option, SAR and Stock Bonus Consultant Plan (the "Consultant Plan"), which reserves 10,000 shares of Common Stock for issuance under the Consultant Plan. The Consultant Plan allows the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. During 2004 and 2003 the Company issued 21,800 and 1,500 shares respectively under the provisions of this plan. On July 29, 2004, the Board of Directors and shareholders approved amending the existing plans to reserving up to 150,000 shares for the two plans, however, the amended plan has not yet been filed under Form S 8 with the Securities and Exchange Commission.

On February 1, 2004, the Company issued restricted stock options which have a term of five years at an exercise price of $25 per share covering 10,000 shares of restricted common stock. The options can be exercised on or after January 1, 2005. Restricted stock on the date the option was granted was valued at $10 per share based on other restricted stock transactions during the year.

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 200,000 of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions.   As of September 30, 2009, 145,743 shares of common stock had been issued under this plan.

During 2009 and 2008 no stock options were issued.

Information with respect to stock options for restricted common stock outstanding are as follows as of September 30:

	2009		2008
	Average	Exercise	Average	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	10,000	$25.00	40,000	$63.00
Granted at market value	—	—	—	—
Exercised	—	—	—	—

Expired	(10,000)	$25.00	(30,000)	$145.00

Outstanding at the end of year	—	$-	10,000	$25.00

	Options Outstanding			Exercisable
	Shares			Shares
	Outstanding	Average	Average	Outstanding	Average
Price	September 30, 2008	Remaining Life (Years)	Exercise Price	September 30, 2008	Exercise Price

$25.00	10,000	0.5	25.00	10,000	25.00

	10,000		$25.00	10,000	$25.00

14. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The Options totaling 10,000 shares that were outstanding at September 30, 2008, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.

The following reconciles the components of the loss per share computation for the years ended September 30:

	2009	2008
Basic and Diluted loss per share computation
Numerator:
Net loss from continuing operations	$(1,597,872)	$(2,075,551)
Net loss from discontinued operations	$(230,571)	(1,435,188)

Denominator:
Weighted average common shares outstanding	4,254,836	3,322,437
Basic and Diluted loss per share
From continuing operations	$(0.38)	$(0.62)
From discontinued operations	$(0.05)	$(0.43)

15. ACQUISITIONS

Giga Matrix Holding

On February 15, 2007, the Company entered into an agreement to issue 36,160 shares of the Company's common stock valued at $180,800 for a 49% interest in Giga Matrix Holdings, BV (“Giga”).  As of September 30, 2009 and 2008, the Company has advanced Giga $530,992 and $468,146, respectively, in loans, which is included in “due from related parties” in the accompanying consolidated balance sheet.  The Company accounts for its investment in Giga under the equity method and had recognized $44,626 and $103,397 in losses on its equity investment during 2009 and 2008, respectively.  The Company has no further financial commitments to Giga or exposure to additional losses beyond the initial investment.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary, and therefore Giga is not required to be consolidated.

Assets and liabilities of Giga at September 30, 2009 and 2008 are as follows:

	2009	2008
Assets:	(Unaudited)	(Unaudited)
Current assets	$103,249	$271,362
Financial assets – non-current	197,877	140,607
Fixed assets	11,026	18,681
Intangible assets	46,563	43,337
	$358,715	$473,987

Liabilities:
Current liabilities	$271,294	$123,760
Long-term debt	738,455	771,826
	$1,009,749	$895,856

16. SUBSEQUENT EVENTS

The Company evaluated for subsequent events through January 12, 2009, the issuance date of the Company’s financial statements.

As discussed in Note 3, in March 2009 the Company entered into an arrangement providing for the sale of 100 % of the Company’s interest in ITS Europe, Recarganet, and Teleconnect Telecom in addition to approximately 90% of its interest in Teleconnect Comunicaciones SA.  The stock purchase agreements for the sale of Recarganet, Teleconnect Telecom and Teleconnect Comunicaciones were formalized before a public Spanish notary on November 25, 2009 upon approval by the Company’s shareholders at the November 12, 2009 meeting.  The gain from the sale of the subsidiaries is expected to be approximately $3,096,000.

In November 2009, the shareholders of the Company voted in favor of a 1-for-100 reverse stock split of its common stock.  This reverse stock split has been reflected retroactively for all periods presented in these financial statements.

During the period of October 1, 2009 to December 31, 2009, an entity controlled by our Chief Executive Officer advanced the Company approximately $407,000 to help cover normal operating costs in the short term. The advances bear interest at 4%.

Subsequent to September 30, 2009, foreign exchange rates have changed; it is not practicable to determine the effect of these changes on these financial statements.

17. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred losses of $1,828,443 and $3,510,739 for the years ended September 30, 2009 and 2008, respectively. In addition, the Company has incurred substantial losses since its inception.  As of September 30, 2009, the Company had a working capital deficit of approximately $4,556,000 and a total shareholders’ deficit of approximately $3,400,000.  In addition, the Company used approximately $1,275,000 and 2,972,000 of cash for operations in 2009 and 2008, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Management anticipates that it will be able to raise additional working capital.through additional loans from investors or related parties. Management plans include the creation of a clean and current holding company which can serve the interests of the operations of its subsidiaries; primarily located in Holland.   As a result of the recent sale of the Spanish subsidiaries, the focus of the Company is now retail based and no longer telecommunications based. Growth is expected organically as well as through acquisitions.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

18. CORRECTION OF AN ERROR

During the quarter ending March 31, 2009, the Company recorded debt forgiveness income related to its discontinued operations of approximately $402,000 in error.  In addition the Company failed to record the sale of its subsidiary, ITSE, and the resulting gain of approximately $85,000 in the quarter ending June 30, 2009.  As a result, the Company recorded a correction of an error in the fourth quarter of 2009, which resulted in an increase in net loss of $307,000 in the fourth quarter.  The Company did not deem this adjustment to be material to any prior quarter in 2009 based upon both quantitative and qualitative factors.  In addition, this adjustment does not impact the 2009 fiscal year results.

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

The Company’s Chief Executive Officer and Chief Financial Officer as of Spetember 30, 2009, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-K for September 30, 2009, has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not sufficiently adequate nor effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared. The actions being taken by the Company to address these ineffective disclosure controls and procedures are set forth in the following section.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  Our management has concluded that during the period covered by this report that our internal control over financial reporting was not effective and that there are material weaknesses in our internal control over financial reporting.    A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has policies and procedures that require the financial statements and related disclosures be reviewed and that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The Company, in certain circumstances, utilizes a third party consultant to assist with the preparation of the financial statements and related disclosures.   The financial statements were not timely prepared and reviewed by Management.  Further, there were numerous audit adjustments related to the current year (2009) operations.

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

Item 9B.    Other Information
None

PART III

Item 10.     Directors, Executive Officer and Corporate Governance

The directors and officers of the Company as of September 30, 2009 are as follows:

Name	Age	Position

Dirk L. Benschop	42	Director, Chief Executive Officer, President and Treasurer
Alfonso de Borbón	35	Executive Vice-President Corporate Development

The background and principal occupations of each director and officer of the Company are as follows:

Mr. Benschop became Chief Executive Officer, President, Treasurer and Secretary of the Company on December 11, 2008, upon the resignation of Mr. Geeris.  Mr. Benschop is a seasoned businessman and entrepreneur.  Mr. Benschop owns 49% of Giga Matrix BV.

Mr. de Borbón became the Vice President of Corporate Development of the Company on May 27, 2005 and occupies the position of Executive Vice President Teleconnect Inc and Director of Sales in Teleconnect Comunicaciones which were subsidiaries of the Company.  Mr. Borbón was one of the owners of SPACOM which was acquired by Teleconnect Communicaciones SA in 2000/2001.  He assumed the position of Major Account Sales Manager until being promoted in September 2004 to Director of Sales. Mr. de Borbon resigned as an officer of the Company on November 26, 2009, immediately after purchasing the Spanish subsidiaries before a Spanish notary on November 25, 2009.

Item 11.     Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2009.

					Long-Term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Other Annual Compensation	Restricted Stock Awards(3)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Dirk L. Benschop	2009	$0	$0	$0	$72,795	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

Alfonso de Borbon	2009	$119,196	$0	$0	$0	$0	$0	$0
Executive Vice President

All executive officers as a group $119,196

(1)
Mr. Benschop received no salary or bonus during fiscal 2009, but a stock award of 291,180 (post-split) shares of Company Common Stock to a Company owned by Mr. Benschop and was the sole member of the Board of Directors at September 30, 2009.

(2)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors. The Company does have a Stock Option Plan Committee which has been established to administer the stock option, SAR and stock bonus plans of the Company. The Board of Directors, comprised solely of Mr. Benschop, at September 30, 2009, does have plans to establish various committees in the future and is now actively involved in the recruitment of members.

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

The Company encourages control persons to be up to date with their filings in relation to Section 16.

2006 Stock Option, SAR and Stock Bonus  Plan

Effective March 30, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan which reserved 200,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciations rights, and stock bonuses to consultants to the Company which may be subject to restrictions. As of September 30, 2009 total stock for services had been issued totaling 145,743 shares of Common Stock.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2009.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock splits, beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2009 are as follows:

	Shares	Percent of
Management Shareholders (1)	Beneficially Owned (1)	Common Stock
Leonardus Geeris	1,569,348	31.68%
Hendrik van den Hombergh	1,784,732	36.03.8%
DLB Finance and Consultancy BV (2)	291,180	5.88%
Alfonso de Borbón (3)	40,000	0.81%

Directors, officers as a group (2) persons, including the above persons	331,180	6.69%

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

(2)	DLB Finance and Consultancy BV is owned by Dirk L. Benschop, the director, Chief Executive Officer, Secretary and Treasurer of the Company.

(3)	Mr. de Borbon resigned as a director of the Company on November 26, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended September 30, 2009,, the Company’s former president and chief executive officer, Mr. Geeris, entered into an arrangement permitting all of his then outstanding loans of $1,719,179 to be converted into 291,180 post-split shares of common stock of the Company..

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2009 and 2008 are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Coulter & Justus PC for fiscal year ended September 30, 2008	$257,391	$0	$25,756	0
Coulter & Justus PC for fiscal year ended September 30, 2009	$105,779	$0	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Financial Statement Schedules

(a) Financial Statements

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

1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)
10. Material Contracts
Exhibit 10.1	Stock Purchase Agreement dated March 25, 2009 to sell Spain subsidiaries to Alfonso de Borbon is incorporated by reference to the Schedule 14A proxy statement of the Company filed August 27, 2009.
11. Statement re: computation of per share earnings
Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.

21. A description of the subsidiaries of the Company	A description of the subsidiaries of the Company.

99.1	Minutes of shareholders’ meeting held on November 12, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teleconnect Inc.

Date: January 12, 2010	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Sole Director, Chief Executive Office, President,Treasurer, Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 12, 2010	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

21	Description of subsidiaries
31.1	Certification of Dirk L. Benschop
32.1	Certification of Dirk L. Benschop
99.1	Signed minutes of shareholders’ meeting held on November 12, 2009