Form 10-Q
period 2009-12-31
Teleconnect Inc.
filed 2010-02-12
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,953,698 shares of common stock at February 12, 2010.

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December
	31, 2009 (unaudited) and September 30, 2009		4

	Condensed Consolidated Statements of Operations for
	the three months ended December 31, 2009 and 2008
	(Unaudited)		6

	Condensed Consolidated Statements of Cash Flows for
	the three months ended December 31, 2009 and 2008
	(Unaudited)		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	11

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item	4.	Controls and Procedures	14

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	15

Item	1A.	Risk Factors	15

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item	3.	Defaults Upon Senior Securities	15

Item	4.	Submission of Matters to a Vote of Security Holders	15

Item	5.	Other Information	15

Item	6.	Exhibits	15

Signatures			16

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$149,109	$15,652
Accounts receivable - trade	3,292	2,911
Due from related parties	518,796	530,992
Inventory (net of reserve for slow moving inventory of $136,857 and $139,109 at December 31, and September 30, 2009 respectively) (work in process)	1,242,064	1,419,522
Prepaid taxes	1,900	-
Prepaid expenses	1,751	6,994
Asset of discontinued operations	-	632,804

Total current assets	1,916,912	2,608,875

PROPERTY AND EQUIPMENT, NET	10,594	14,574

OTHER ASSETS:
Goodwill	447,914	455,283
Long-term notes receivable (net of allowance for bad debts
of $590,224 and $591,010 at December 31, and September 30, 2009, respectively)	57,624	58,572
Assets of discontinued operations	-	628,028

Total assets	$2,433,044	$3,765,332

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$165,641	$106,155
Accrued liabilities	123,252	101,406
Notes payable	172,872	175,716
Income taxes payable	130,000	130,000
Loans from related parties	2,451,495	2,274,440
Liabilities of discontinued operations	-	4,377,269

Total current liabilities	3,043,260	7,164,986

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized,
4,953,617 shares outstanding as of
December 31, 2009 and September 30, 2009	4,954	4,954
Additional paid-in capital	31,511,257	31,511,257
Accumulated deficit	(29,126,860)	(31,992,430)
Accumulated other comprehensive loss	(2,999,567)	(2,923,435)

Total stockholders' deficit	(610,216)	(3,399,654)

Total liabilities and stockholders' deficit	$2,433,044	$3,765,332

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2009	2008

SALES	$234,399	$55,274

COST OF GOODS SOLD	170,133	56,266

GROSS EARNING (LOSS)	64,266	(992)

OPERATING EXPENSES:
Selling, general and administrative expenses	368,091	236,725
Bad debt expense	7,509	-
Depreciation	693	7,912

Total operating expenses	376,293	244,637

LOSS FROM CONTINUING OPERATIONS	(312,027)	(245,629)

OTHER INCOME (EXPENSES):
Other income (expense)	7,534	7,509
Interest expense - related parties	(4,430)	(34,064)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(308,923)	(272,184)

PROVISION FOR INCOME TAXES	-	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(308,923)	(272,184)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,174,493	(77,248)

NET INCOME (LOSS)	$2,865,570	$(349,432)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
From continuing operations	$(0.06)	$(0.08)
From discontiued operations	0.64	(0.02)
Total	$0.58	$(0.11)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	4,953,617	3,322,437

THE COMPONENTS OF COMPREHENSIVE INCOME (LOSS):
Net Income (loss)	$2,865,570	$(349,432)
Foreign currency translation adjustment	(115,352)	112,688
Tax effect on currency translation	39,220	(38,314)

COMPREHENSIVE INCOME (LOSS)	$2,789,438	$(275,058)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$2,865,570	$(349,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	693	7,912
Bad debt expense	7,509	-
Gain on sale of subsidiaries	(3,200,137)	-
Change in operating assets and liabilities
Accounts receivable - trade	(428)	25,996
Accounts receivable – other	-	963
Accrued interest receivable	(7,509)	-
Inventory	154,476	48,324
Prepaid expenses	5,130	(38,743)
Prepaid taxes	(1,900)	(51,912)
Accounts payable	61,205	(108,542)
Accrued liabilities and income taxes payable	23,488	2,589
Operating cash flows from discontinued operations	-	60,632

Net cash used in operating activities	(91,903)	(402,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments from (Advances to) equity investment	3,599	(49,154)
Proceeds from disposal of equipment	3,051	-
Investing activities of discontinued operations	-	40,274

Net cash provided by (used in) investing activities	6,650	(8,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	213,878	450,652
Payments on capital leases	-	(12,406)

Net cash provided by financing activities	213,878	438,246

EFFECT OF EXCHANGE RATE	4,832	(31,078)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,457	(3,925)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,652	48,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,109	$44,417

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiary PhotoWizz BV (“MediaWizz”) for the three months ended December 31, 2009 and Teleconnect Spain, Teleconnect Telecom and Recarganet for the two months ended November 25, 2009. For the three months ended December 31, 2008 the consolidated financial statements include the accounts of the Company and its subsidiaries ITS Europe, Teleconnect Spain, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet.  All significant inter-company balances and transactions have been eliminated.

The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2009.

The carrying amounts of cash, accounts (and related party) receivables, accounts payable and notes payable, are considered by management to be their estimated fair values due to their short term or contractual maturities.

We have evaluated subsequent events that have occurred since December 31, 2009 through February 12, 2010.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2009, the FASB issued amendments to existing accounting guidance to address the elimination of the concept of a qualifying special purpose entity. The amendment also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amendment provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this guidance in the first quarter of 2010, and it did not have a material impact on our financial condition, results of operations or cash flows.

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect SA. The sale of ITS Europe to certain employees and officers of Teleconnect Spain for €1 and the assumption of ITS Europe debts was completed on May 14, 2009.  Teleconnect Spain, Teleconnect Telecom and Recarganet were officially sold on November 25, 2009, resulting in a gain on the sale of subsidiaries of $3,200,137.

Due to continuing losses at Teleconnect Spain, the Company considered the 10% interest retained to be impaired and assigned no value to it.

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the period October 1, 2009 to November 25, 2009,  and the three months ended December 31. 2008:

	Oct-Nov 25	December 31
	2009	2008

Sales	$586,479	$859,920
Cost of sales	364,021	647,394
Gross profit	222,458	212,526
Selling, general and administrative expenses	218,695	323,245
Depreciation	7,466	25,728
Operating loss	(3,703)	(136,447)
Gain on sale of subsidiaries	3,200,137	-
Other income (expense)	(21,941)	59,199
Income (Loss) from discontinued operations	$3,174,493	$(77,248)

The net liabilities of discontinued operations (which consists principally of Teleconnect SA), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at December 31, 2009 compared to September 30, 2009:

	December 31	September 30
	2009	2009

Cash	$-	$23,938
Accounts receivable - trade, net of allowance for doubtful accounts of $714,782 at September 30, 2009	-	385,914
Accounts receivable - other	-	207,953
Inventory	-	12,631
Prepaid expenses	-	2,368
Current assets of discontinued operations	-	632,804

Property and equipement, net	-	385,820
Vendor deposits	-	242,208
Other assets of discontinued operations	-	628,028

Accounts payable	-	1,372,068
Accrued liabilities	-	189,246
Taxes payable	-	342,231
Notes payable	-	146,430
Due from related parties	-	259,181
Deferred income	-	2,068,113
Liabilities of discontinued operations	-	4,377,269

Long-term liabilities of discontinued operations	-	-

Net liabilities of discontinued operations	$-	$3,116,437

Substantially all interest expense is allocated to the ongoing operations of the parent company.

4. LOANS FROM RELATED PARTIES

During the three months ended December 31, 2009 and 2008 the Company obtained approximately $214,000 and $451,000, respectively, in additional short term loans from related parties, net of currency translation adjustments. These loans bear interest between 4% to 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months ended December 31, 2009 and 2008. For the three months ended December 31, 2009 income tax expense was offset by the use of net operating losses from prior periods. For the three months ended December 31, 2008 the Company recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 1,000,000 shares that were outstanding at December 31, 2008 have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.  There were no stock options outstanding as of December 31, 2009.

The following reconciles the components of the earnings (loss) per share computation for the three months ended December 31:

	2009	2008
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(308,923)	$(272,184)
Net income (loss) from discontinued operations	$3,174,493	$(77,248)
Net income (loss)	$2,865,570	$(349,432)

Denominator:
Weighted average common shares outstanding	4,953,617	3,322,437
Basic and diluted income (loss) per share:
From continuing operations	$(0.06)	$(0.08)
From discontinued operations	$0.64	$(0.02)
Total	$0.58	$(0.11)

In November 2009, the Company’s shareholders approved a 1-for-100 reverse stock split of the Company’s common stock.   This reverse stock split has been reflected retroactively for all periods presented in these condensed consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

Our revenues from discontinued operations are primarily from the sale of our long-distance telecommunication services. On November 25, 2009 we completed the sale of the discontinued operations.

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

BALANCE SHEET COMPARISON AT DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

Assets: Total assets at December 31, 2009 decreased 35.4% to $2,433,044 compared to $3,765,332 at September 30, 2009.  This decrease is due primarily to a reduction of the assets from discontinued operations which accounts for approximately $632,000 of this difference.  This is also due to collection of accounts receivable during the period; a reduction of inventory at Mediawizz due to recording a provision for slow moving products and reduction in property and equipment.

Liabilities: Current liabilities at December 31, 2009 decreased 57.5% to $3,043,260 compared to $7,164,986 at September 30, 2009.  This decrease is due primarily to the elimination of approximately $4,377,000 of liabilities associated to the discontinued operations.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUING  OPERATIONS)

We incurred net income of $2,865,570 for the three months ended December 31, 2009 as compared to a net loss of $349,432 during the comparable period in 2008. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2009, increased by 324.1%, or $179,125, to $234,399 from $55,274 for the quarter ended December 31, 2008. The increase in sales is attributed to the fact that 2009 revenues primarily were derived from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer.  Where the sales of calling credit in these supermarkets formerly was organized through both service desks and kiosks, in 2009, the sales at these service desks were discontinued thus generating more traffic and increasing sales through the kiosks. Also, Mediawizz delivered a first lot from a previously agreed 150 terminal-order.

COST OF SALES

Cost of sales increased 202.4% or $113,867 to $170,133 during the three months ended December 31, 2009 from $56,266 during the same period in 2008. The increase in cost of sales (202.4%) is associated to the increase in sales (324.1%), however, the fact that the cost of sales increased less than the sales is partly due to efficiencies gained in our assembly process and operations of kiosks. In addition, the main factor influencing this comparison is the increase in sales of calling credit which has a much lower associated cost of sales than the assembly of the kiosk hardware.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 55.5 % to $368,091 during the three months ended December 31, 2009 as compared to $ 236,725 for the comparable period in 2008.  This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services related to the Company’s accounting and taxes for 2009.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (DISCONTINUED OPERATIONS)

We incurred $3,174,493 of net income from discontinued operations for the three months ended December 31, 2009 as compared to a net loss of $77,248 during the comparable period in 2008. The discontinued operations were sold on November 25, 2009.  The main difference lies in the gain of approximately $3,200,000 on the sale of the discontinued operations.  A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2009, decreased 31.8% to $586,479 from $859,920 for the quarter ended December 31, 2008. The decrease in sales is due primarily to the fact that for the three month period ended December 31, 2009, only two of the three months are considered since the discontinued operations were sold on November 25, 2009.   Hence, only two months of the sales are included in these condensed consolidated financial statements as compared to a full three months in first fiscal quarter of 2009.  Extrapolating to a full three months the sales for the first fiscal quarter of 2010 are very similar to the sales for the same period the year before.  The sales for this period  are primarily attributed to the Gotel, Wholesale and Speedline brands, which are prepaid services not requiring a physical card and thus providing greater flexibility to end users.  The sales for the October and November 2009 period resulted in approximately 12.3 million minutes of end-user usage. when extrapolated to a full three months, this usage is a slight increase to the nearly 18.4 million minutes for the quarter ended December 31, 2008.  The increase in sales is due to our ability to lower prices of our goods and services to at least the levels of our competitors.

COST OF SALES

Cost of sales decreased by 43.8% to $364,021 during the three months ended December 31, 2009 from $647,394 during the same period in 2008. The main reason for this decrease is the fact that only two of three months are used for the calculation since the discontinued operations were sold on November 25, 2009.  In addition, since the cost of sales of the aforementioned Gotel, Wholesale and Speedline brands is less than that of the prepaid calling cards, and these services represented a higher percentage of the overall business during the three month period ended December 31, 2009 compared to the same period for the prior year. The percentage decrease in cost of goods sold of 43.8% was superior to the decrease of 31.8% of sales; thus providing for a slightly better gross profit.

Gross profit for the three months ended December 31, 2009 increased in absolute numbers by 4.7% to $222,458 as compared to gross profit for the same period in 2008 of $212,526. It is important to note however, that the gross profit for the three months ended December 31, 2009 was 37.9% compared to 24.7% for the same period of the prior year.   The principal reason for this increase in Gross Profit was the increase in sales in Gotel, Wholesale and Speedline brands which provide the Company with higher margins due to lower costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 32.3 % to $ 218,695 during the three months ended December 31, 2009 as compared to $ 323,245 for the comparable period in 2008.   This decrease in selling, general and administrative expenses is primarily due to only two months of expenses being included in 2009 as compared to three months for the comparable period in 2008.

 LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 and September 30, 2009, Teleconnect Inc. had negative working capital of approximately $1,126,000 and $4,556,000, respectively.  The improvement is a reflection of the effect of the sale of the discontinued operations which provided a gain on sale of approximately $3,200,000.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowing, and in part upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

The Company intends to look for additional funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debt.

DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain.  The results of operations of these subsidiaries were reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet. Going forward the Company will account for the 10% of Teleconnect SA by the cost method. The sale of ITS Europe to certain employees and officers of Teleconnect Spain was completed on May 14, 2009.  Teleconnect Spain, Teleconnect Telecom and Recarganet were officially sold on November 25, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 12, 2009, at a meeting of the shareholders of Teleconnect Inc, the shareholders present, representing 94.69% of the outstanding shares of common stock of the Company, agreed to sell the Spanish subsidiaries of the Company.  The stock purchase agreements were formalized on November 25, 2009 before a public Spanish notary upon approval by the Company’s shareholders.  By disposing of the Spanish subsidiaries and maintaining a 10% stake in Teleconnect Comunicaciones SA, Teleconnect Inc is relieved of its obligation to fund these companies while Teleconnect Inc. could possibly benefit from future dividends, if so declared by Teleconnect Comunicaciones SA.

The shareholders also approved a reverse split of the Company’s Common Stock in the ratio of 1-for-100 at the November 12, 2009 shareholders’ meeting.

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

Management is currently designing new internal controls and procedures to address our material weaknesses which will be implemented in this fiscal year.

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

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the shareholders meeting held on November 12, 2009 in Breda, The Netherlands, the stockholders present approved the sale of 100 % of the Company’s interest in Recarganet, and Teleconnect Telecom in addition to approximately 90% of its interest in Teleconnect Comunicaciones SA.  The stock purchase agreements for the sale of Recarganet, Teleconnect Telecom and Teleconnect Comunicaciones were formalized before a public Spanish notary on November 25, 2009.  The gain from the sale of these subsidiaries is $3,200,137.

At this same shareholders meeting of November 12, 2009, the stockholders of the Company voted in favor of a 1-for-100 reverse stock split of its common stock.  This reverse stock split has been reflected retroactively for all periods presented in these financial statements.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of Dirk L. Benschop, sole Director, Chief  Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

32.1 Certification of Dirk L. Benschop, sole Director, Chief  Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

February 12, 2010

	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Sole Director, Chief Executive Office, President,
Treasurer, Chief Financial Officer and principal
accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop

32.1	Certification of Dirk Benschop