Form 10-Q
period 2007-12-31
Teleconnect Inc.
filed 2010-03-18
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: March 17, 2010: 4,953,698 shares of common stock, $.001 par value after the effect of the 1 for 100 reverse split approved by the shareholders at a meeting held on November 12, 2009.

TELECONNECT INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$259,195	$441,121
Accounts receivable - trade	76,948	8,010
Due from related parties	448,478	381,439
Inventory (work in process)	751,637	373,186
Prepaid taxes	117,151	94,201
Prepaid expenses	124,134	118,622
Asset of discontinued operations	761,860	822,029

Total current assets	2,539,403	2,238,608

PROPERTY AND EQUIPMENT, NET	115,324	159,860

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	117,786	142,173
Goodwill	457,708	440,856
Long-term notes receivable	600,061	571,414
Assets of discontinued operations	798,900	744,671

Total assets	$4,629,182	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$549,172	$134,740
Accrued liabilities	68,014	37,887
Notes payable	176,800	170,148
Loans from related parties	1,644,335	998,202
Current portion of capital lease obligations	51,358	48,742
Liabilities of discontinued operations	3,527,417	3,336,921

Total current liabilities	6,017,096	4,726,640

Capital lease obligations, less current portion	26,836	38,491

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 332,243,707 shares outstanding as of December 31, 2007 and September 31, 2007	332,244	332,244
Additional paid-in capital	28,999,901	28,999,901
Accumulated deficit	(27,936,775)	(27,063,048)
Accumulated other comprehensive loss	(2,810,120)	(2,736,646)

Total stockholders' deficit	(1,414,750)	(467,549)

Total liabilities and stockholders' deficit	$4,629,182	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31,

	2007	2006

SALES	$15,640	$-

COST OF GOODS SOLD	167,856	-

GROSS LOSS	(152,216)	-

OPERATING EXPENSES:
Selling, general and administrative expenses	328,795	389,043
Depreciation	9,952	-

Total operating expenses	338,747	389,043

LOSS FROM CONTINUING OPERATIONS	(490,963)	(389,043)

OTHER INCOME (EXPENSES):
Other income	8,686	-
Interest expense - related parties	(33,654)	(25,365)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATONS	(515,931)	(414,408)

NET LOSS FROM DISCONTINUED OPERATIONS	(357,796)	(271,221)

NET LOSS	$(873,727)	$(685,629)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	0.00	0.00
From discontiued operations	0.00	0.00
Total	$0.00	$0.00

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	332,243,707	181,360,383

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(873,727)	$(685,629)
Foreign currency translation adjustment	(111,324)	(77,897)
Tax effect on currency translation	37,850	26,485

COMPREHENSIVE LOSS	$(947,201)	$(737,041)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(873,727)	$(685,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,952	-
Loss on equity investment in Ownersair, Ltd.	24,387	-
Non-cash expenditures paid with stock		82,598
Change in operating assets and liabilities
Accounts receivable - trade	(13,695)	-
Accounts receivable - other	(54,937)	(13,170)
Accrued interest income	(6,819)	-
Inventory	(364,195)	-
Prepaid expenses	(981)	15,453
Prepaid taxes	(19,352)	-
Accounts payable	409,285	30,762
Accrued liabilities	28,680	25,983
Operating cash flows from discontinued operations	154,597	(179,989)

Net cash used in operating activities	(706,805)	(723,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	(52,468)	-
Disposal of property and equipment	40,691	-
Investing activities of discontinued operations	(25,783)	(156,666)

Net cash used in investing activities	(37,560)	(156,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	608,002	973,000
Payments on capital leases	(12,371)	-

Net cash provided by financing activities	595,631	973,000

EFFECT OF EXCHANGE RATE	(33,192)	(45,292)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,926)	47,050

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	441,121	3,460

CASH AND CASH EQUIVALENTS, END OF PERIOD	$259,195	$50,510

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31,

	2007	2006

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for services received	$-	$82,597

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiaries ITS Europe, Teleconnect Comunicaciones, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet.  All significant inter-company balances and transactions have been eliminated.

The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2007.  Additionally, for further information, refer to the financial statements and notes thereto included in the Company’s previously filed annual report on Form 10-K for the years ended September 30, 2009 and 2008 and its quarterly reports on form 10-Q for the periods ended December 31, 2008, March 31, 2009, June 30, 2009 and December 31, 2009.

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

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the three months ended December 31:

	2007	2006

Sales	$760,117	$974,223
Cost of sales	669,088	665,918
Gross profit	91,029	308,305
Selling, general and administrative expenses	492,973	512,199
Depreciation	32,686	67,221
Operating loss	(434,630)	(271,115)
Other income (expense)	76,834	(106)
Loss from discontinued operations	$(357,796)	$(271,221)

The net liabilities of discontinued operations (which consists principally of Teleconnect Spain), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at:

	December 31,	September 30,
	2007	2007

Cash	$77,585	$104,148
Accounts receivable - trade, net of allowance for doubtful accounts of $623,316 and $605,718 at December 31, 2007 and September 30, 2007, respectively	551,789	641,295
Accounts receivable - other	45,772	24,486
Inventory	55,473	50,893
Prepaid expenses	31,241	1,207
Current assets of discontinued operations	761,860	822,029

Property and equipement, net	207,762	237,884
Vendor deposits	591,138	506,787
Other assets of discontinued operations	798,900	744,671

Accounts payable	869,363	943,736
Accrued liabilities	185,078	178,729
Taxes payable	265,590	258,557
Deferred income	2,207,386	1,955,899
Liabilities of discontinued operations	3,527,417	3,336,921

Net liabilities of discontinued operations	$1,966,657	$1,770,221

Substantially all interest expense is allocated to the ongoing operations of the parent company.

4. LOANS FROM RELATED PARTIES

During the three months ended December 31, 2007 the Company obtained approximately $608,000 in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% to 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax benefit for the three months ended December 31, 2007. The Company has recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 4,000,000 and 4,315,000 shares that were outstanding at December 31, 2007 and 2006, respectively, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.

The following reconciles the components of the loss per share computation for the three months ended December 31:

	2007	2006
Basic and diluted loss per share computation Numerator:
Net loss from continuing operations	$(515,931)	$(414,408)
Net loss from discontinued operations	$(357,796)	$(271,221)
Net loss	$(873,727)	$(685,629)

Denominator:
Weighted average common shares outstanding	332,243,707	181,360,383
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

7. SUBSEQUENT EVENTS

Various Company events and transactions have occurred subsequent to December 31, 2007.  Significant subsequent events have been disclosed in the Company’s previously filed annual report on Form 10-K for the years ended September 30, 2009 and 2008 and its quarterly reports on Form 10-Q for the periods ended December 31, 2008, March 31, 2009,  June 30, 2009 and December 31, 2009.  For further information on these events, please refer to these filings.

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

BALANCE SHEET COMPARISON AT DECEMBER 31, 2007 and SEPTEMBER 30, 2007

Assets: Total assets at December 31, 2007 increased 7.7% to $4,629,182 compared to $4,297,582 at September 30, 2007.  This increase is due primarily to the additional work-in progress inventory from Mediwizz.

Liabilities: Current liabilities at December 31, 2007 increased 27.3% to $6,017,096 compared to $4,726,640 at September 30, 2007.  This increase is due primarily to additional loans from related parties.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (CONTINUING OPERATIONS)

We incurred an $873,727 net loss ($515,931 from continuing operations) for the three months ended December 31, 2007 as compared to a net loss of $685,629 ($414,408 from continuing operations) during the comparable period in 2006. A comparison of revenues and expenses for the two periods is as follows:

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decrease by 15.5 % to $328,795 during the three months ended December 31, 2007 as compared to $389,043 for the comparable period in 2006.   This decrease in selling, general and administrative expenses is primarily due to decrease in legal and accounting services during 2007 as compared to 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, Teleconnect Inc. had negative working capital of approximately $3,478,000, compared to negative working capital of $2,488,000 at September 30, 2007.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of Dirk L. Benschop, Chief Executive Officer and President

32.1 Certification of Dirk L. Benschop

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2010

TELECONNECT INC.

By:	/s/ Dirk L. Benschop
Dirk L. Benschop, Director,
Chief Executive Officer,
President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop

32.1	Certification of Dirk L. Benschop