Form 10-Q
period 2008-03-31
Teleconnect Inc.
filed 2010-03-18
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

TELECONNECT INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$158,218	$441,121
Accounts receivable	271,935	8,010
Due from related parties	564,724	381,439
Inventory (work in process)	1,181,430	373,186
Prepaid taxes	85,870	94,201
Prepaid expenses	81,688	118,622
Asset of discontinued operations	783,136	822,029

Total current assets	3,127,001	2,238,608

PROPERTY AND EQUIPMENT, NET	197,228	159,860

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	93,400	142,173
Goodwill	491,630	440,856
Long-term notes receivable	650,119	571,414
Assets of discontinued operations	834,847	744,671

Total assets	$5,394,225	$4,297,582

 See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$284,619	$134,740
Accrued liabilities	97,036	37,887
Notes payable	189,744	170,148
Loans from related parties	3,123,354	998,202
Current portion of capital lease obligations	34,906	48,742
Liabilities of discontinued operations	4,305,701	3,336,921

Total current liabilities	8,035,360	4,726,640

Capital lease obligations, less current portion	35,595	38,491

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 332,243,707 shares outstanding as of March 31, 2008 and September 30, 2007	332,244	332,244
Additional paid-in capital	28,999,901	28,999,901
Accumulated deficit	(28,645,955)	(27,063,048)
Accumulated other comprehensive loss	(3,362,920)	(2,736,646)

Total stockholders' deficit	(2,676,730)	(467,549)

Total liabilities and stockholders' deficit	$5,394,225	$4,297,582

 See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2008	2007	2008	2007

SALES	$35,004	$-	$50,644	$-

COST OF GOODS SOLD	125,976	-	293,832	-

GROSS LOSS	(90,972)	-	(243,188)	-

OPERATING EXPENSES:
Selling, general and administrative expenses	120,560	828,199	449,355	1,217,242
Depreciation	11,766	-	21,718	-

Total operating expenses	132,326	828,199	471,073	1,217,242

LOSS FROM CONTINUING OPERATIONS	(223,298)	(828,199)	(714,261)	(1,217,242)

OTHER INCOME (EXPENSES):
Other income (expense)	(57,414)	57,172	(48,728)	57,172
Interest expense - related parties	(22,514)	(31,395)	(56,168)	(56,760)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(303,226)	(802,422)	(819,157)	(1,216,830)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(405,954)	1,129,050	(763,750)	857,829

NET (LOSS) INCOME	$(709,180)	$326,628	$(1,582,907)	$(359,001)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	(0.00)	(0.00)	(0.00)	(0.01)
From discontiued operations	(0.00)	0.01	(0.00)	0.00
Total	$(0.00)	$0.00	$(0.00)	$(0.00)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	332,243,707	179,486,022	332,243,707	186,018,406

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net (loss) income	$(709,180)	$326,628	$(1,582,907)	$(359,001)
Foreign currency translation adjustment	(837,576)	(471,382)	(948,900)	(549,279)
Tax effect on currency translation	284,776	160,270	322,626	186,755

COMPREHENSIVE INCOME (LOSS)	$(1,261,980)	$15,516	$(2,209,181)	$(721,525)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,582,907)	$(359,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,718	-
Loss on equity investments	48,773	-
Stock based compensation	-	532,600
Change in operating assets and liabilities
Accounts receivable	(263,002)	(13,318)
Accrued interest income	(15,018)	-
Inventory	(765,253)	-
Prepaid expenses	50,599	15,453
Prepaid taxes	19,183	-
Accounts payable	134,357	119,891
Accrued liabilities	54,784	(33,259)
Operating cash flows from discontinued operations	717,958	(1,883,906)

Net cash used in operating activities	(1,578,808)	(1,621,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	(139,343)	-
Issuance of notes receivables	-	(506,084)
Purchase of property and equipment	(40,670)	(24,000)
Investing activities of discontinued operations	(4,390)	(73,532)

Net cash provided by (used in) investing activities	(184,403)	(603,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	2,010,159	1,202,778
Deposits received	-	2,197,470
Loan proceeds from bank	-	7,896
Payments on capital leases	(26,781)	-

Net cash provided by financing activities	1,983,378	3,408,144

EFFECT OF EXCHANGE RATE	(503,070)	(362,524)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(282,903)	820,464

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	441,121	3,460

CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,218	$823,924

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31,

	2008	2007

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for conversion of debt and accrued interest	$-	$289,014
Common stock issued for services received	$-	$532,600

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period and six month period ended March 31, 2008, are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiaries ITS Europe, Teleconnect Comunicaciones, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet.  All significant inter-company balances and transactions have been eliminated.

The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by GAAP for complete financial statements.

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

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows :

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Sales	$910,233	$985,177	$1,670,350	$1,959,400
Cost of sales	661,099	640,237	1,330,187	1,306,155
Gross profit	249,134	344,940	340,163	653,245
Selling, general and administrative expenses	554,163	367,705	1,047,136	879,904
Depreciation	33,748	50,185	66,434	117,406
Operating loss	(338,777)	(72,950)	(773,407)	(344,065)
Other income (expense)	(67,177)	1,202,000	9,657	1,201,894
Income (loss) from discontinued operations	$(405,954)	$1,129,050	$(763,750)	$857,829

The net liabilities of discontinued operations (which consists principally of Teleconnect Spain), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at:

	March 31,	September 30,
	2008	2007

Cash	$126,808	$104,148
Accounts receivable - trade, net of allowance for doubtful accounts of $703,742, and $605,718 at March 31, 2008 and September 30, 2007, respectively	566,976	641,295
Accounts receivable - other	40,229	24,486
Inventory	39,521	50,893
Prepaid expenses	9,602	1,207
Current assets of discontinued operations	783,136	822,029

Property and equipment, net	219,505	237,884
Vendor deposits	615,342	506,787
Other assets of discontinued operations	834,847	744,671

Accounts payable	1,343,296	943,736
Accrued liabilities	219,293	178,729
Taxes payable	286,428	258,557
Deferred income	2,456,684	1,955,899
Liabilities of discontinued operations	4,305,701	3,336,921

Net liabilities of discontinued operations	$2,687,718	$1,770,221

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

During the six months ended March 31, 2008 the Company obtained approximately $2,010,000, in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% and 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax benefit for the three and six months ended March 31, 2008 and 2007. The Company has recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 4,000,000 and 4,315,000 shares that were outstanding at March 31, 2008 and 2007, respectively, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.

The following reconciles the components of the (loss) income per share computation for the three months ended March 31:

	2008	2007
Basic and diluted (loss) income per share computation
Numerator:
Net loss from continuing operations	$(303,226)	$(802,422)
Net income (loss) from discontinued operations	$(405,954)	$1,129,050
Net (loss) income	$(709,180)	$326,628

Denominator:
Weighted average common shares Outstanding	332,243,707	190,896,383
Basic and diluted (loss) income per share:
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$0.01
Total	$(0.00)	$(0.00)

The following reconciles the components of the loss per share computation for the six months ended March 31:

	2008	2007
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(819,157)	$(1,216,830)
Net income (loss) from discontinued operations	$(763,750)	$857,829
Net loss	$(1,582,907)	$(359,001)

Denominator:
Weighted average common shares outstanding	332,243,707	186,018,406
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

7. SUBSEQUENT EVENTS

Various Company events and transactions have occurred subsequent to March 31, 2008.  Significant subsequent events have been disclosed in the Company’s previously filed annual report on Form 10-K for the years ended September 30, 2009 and 2008 and its quarterly reports on Form 10-Q for the periods ended December 31, 2008, March 31, 2009, June 30, 2009 and December 31, 2009.  For further information on these events, please refer to these filings.

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

BALANCE SHEET COMPARISON AT MARCH 31, 2008 and SEPTEMBER 30, 2007

Assets: Total assets at March 31, 2008 increased 25.5% to $5,394,225 compared to $4,297,582 for at September 30, 2007.  This increase is due primarily to the additional work-in progress inventory from Mediwizz.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decrease by 85.4% to $120,560 during the three months ended March 31, 2008 as compared to $828,199 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is due primarily to approximately $450,000 in stock-based compensation for consulting fees for financial consulting and $200,000 in legal and accounting fees paid in three months ended March 31, 2007 that were not incurred in the three months ended March 31, 2008.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 63.1% to $449,355 during the six months ended March 31, 2008 as compared to $1,217,242 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is primarily due to decrease in legal and accounting services of approximately $200,000 and stock-based compensation of $532,600 during this period of 2007 as compared to 2008 when these services were not used.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, Teleconnect Inc. had negative working capital of approximately $4,908,000 compared to negative working capital of $2,488,000 at September 30, 2007.

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

32.1 Certification of Dirk Benschop

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2010

TELECONNECT INC.

By:	/s/ Dirk L. Benschop
Dirk L. Benschop, Director,
Chief Executive Officer,
President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop

32.1	Certification of Dirk L. Benschop