Form 10-Q
period 2008-06-30
Teleconnect Inc.
filed 2010-03-18
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

TELECONNECT INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,795	$441,121
Accounts receivable	223,671	8,010
Due from related parties	555,902	381,439
Inventory (work in process)	1,412,618	373,186
Prepaid taxes	146,572	94,201
Prepaid expenses	76,121	118,622
Asset of discontinued operations	897,507	822,029

Total current assets	3,354,186	2,238,608

PROPERTY AND EQUIPMENT, NET	184,778	159,860

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	69,013	142,173
Goodwill	490,137	440,856
Long-term notes receivable	655,756	571,414
Assets of discontinued operations	794,485	744,671

Total assets	$5,548,355	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$476,400	$134,740
Accrued liabilities	105,241	37,887
Notes payable	190,464	170,148
Loans from related parties	3,383,437	998,202
Current portion of capital lease obligations	56,640	48,742
Liabilities of discontinued operations	4,759,379	3,336,921

Total current liabilities	8,971,561	4,726,640

Capital lease obligations, less current portion	-	38,491

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 332,243,707 shares issued and outstanding as of June 30, 2008 and September 30, 2007	332,244	332,244
Additional paid-in capital	28,999,901	28,999,901
Accumulated deficit	(29,368,663)	(27,063,048)
Accumulated other comprehensive loss	(3,386,688)	(2,736,646)

Total stockholders' deficit	(3,423,206)	(467,549)

Total liabilities and stockholders' deficit	$5,548,355	$4,297,582

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2008	2007	2008	2007

SALES	$52,927	$17,015	$103,571	$17,015

COST OF GOODS SOLD	134,589	8,231	428,421	8,231

GROSS (LOSS) INCOME	(81,662)	8,784	(324,850)	8,784

OPERATING EXPENSES:
Selling, general and administrative expenses	167,542	826,954	616,897	2,044,196
Depreciation	11,356	4,092	33,074	4,092

Total operating expenses	178,898	831,046	649,971	2,048,288

LOSS FROM CONTINUING OPERATIONS	(260,560)	(822,262)	(974,821)	(2,039,504)

OTHER INCOME (EXPENSES):
Other income (expense)	(95,532)	-	(144,260)	57,172
Interest expense - related parties	(31,395)	(31,836)	(87,563)	(88,596)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(387,487)	(854,098)	(1,206,644)	(2,070,928)

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(335,221)	(491,105)	(1,098,971)	366,724

NET LOSS	$(722,708)	$(1,345,203)	$(2,305,615)	$(1,704,204)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	(0.00)	(0.00)	(0.00)	(0.01)
From discontiued operations	(0.00)	(0.00)	(0.00)	0.00
Total	$(0.00)	$(0.01)	$(0.01)	$(0.01)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	332,243,707	215,657,251	332,243,707	195,898,020

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net loss	$(722,708)	$(1,345,203)	$(2,305,615)	$(1,704,204)
Foreign currency translation adjustment	(29,995)	150,997	(984,912)	(398,282)
Tax effect on currency translation	10,198	(51,339)	334,870	135,416

COMPREHENSIVE LOSS	$(742,505)	$(1,245,545)	$(2,955,657)	$(1,967,070)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,305,615)	$(1,704,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,074	4,092
Loss on equity investments	73,160	-
Debt forgiveness income	-	(57,000)
Stock based compensation	-	1,132,600
Change in operating assets and liabilities
Accounts receivable	(214,765)	(32,362)
Accrued interest	(22,527)	-
Inventory	(997,710)	(6,725)
Prepaid expenses	55,763	16,453
Prepaid taxes	(41,839)	-
Accounts payable	326,596	59,666
Accrued liabilities	63,118	172,019
Deposits held	-	2,198,325
Operating cash flows from discontinued operations	1,065,815	(2,025,618)

Net cash used in operating activities	(1,964,930)	(242,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	(131,818)	-
Issuance of notes receivables	-	(513,190)
Purchase of property and equipment	(40,120)	(201,220)
Investing activities of discontinued operations	33,440	(62,532)

Net cash used in investing activities	(138,498)	(776,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	2,273,636	1,039,290
Payments on capital leases	(40,346)	-
Financing activities of discontinued operations	-	-

Net cash provided by financing activities	2,233,290	1,039,290

EFFECT OF EXCHANGE RATE	(529,188)	79,274

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(399,326)	98,868

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	441,121	3,460

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,795	$102,328

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30,

	2008	2007

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for conversion of debt and accrued interest	$-	$1,796,000

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period and nine month period ended June 30, 2008, respectively, are not necessarily indicative of the results that may be expected for the full year.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual reports on Form 10-K for the year ended September 30, 2007. Additionally, for further information, refer to the financial statements and notes thereto included in the Company’s previously filed annual report on Form 10-K for the years ended September 30, 2009 and 2008 and its quarterly reports on form 10-Q for the periods ended December 31, 2008, March 31, 2009, June 30, 2009 and December 31, 2009.

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

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows :

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Sales	$1,030,974	$961,500	$2,701,324	$2,920,900
Cost of sales	831,648	880,283	2,161,835	2,186,438
Gross profit	199,326	81,217	539,489	734,462
Selling, general and administrative expenses	458,433	558,073	1,505,569	1,437,977
Depreciation	31,670	59,542	98,104	176,948
Operating loss	(290,777)	(536,398)	(1,064,184)	(880,463)
Other income (expense)	(44,444)	45,293	(34,787)	1,247,187
(Loss) Income from discontinued operations	$(335,221)	$(491,105)	$(1,098,971)	$366,724

The net liabilities of discontinued operations (which consists principally of Teleconnect SA), which are included in the condensed consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at:

	June 30,	September 30,
	2008	2008

Cash	$30,381	$104,148
Accounts receivable - trade, net of allowance for doubtful accounts of $683,778, and $605,718 at June 30, 2008 and September 30, 2007, respectively	815,715	641,295
Accounts receivable - other	29,521	24,486
Inventory	20,757	50,893
Prepaid expenses	1,133	1,207
Current assets of discontinued operations	897,507	822,029

Property and equipement, net	219,126	237,884
Vendor deposits	575,359	506,787
Other assets of discontinued operations	794,485	744,671

Accounts payable	1,569,671	943,736
Accrued liabilities	254,420	178,729
Taxes payable	354,217	258,557
Deferred income	2,581,071	1,955,899
Liabilities of discontinued operations	4,759,379	3,336,921

Net liabilities of discontinued operations	$3,067,387	$1,770,221

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

During the nine months ended June 30, 2008 the Company obtained approximately $2,274,000 in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% and 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax benefit for the three and nine months ended June 30, 2008 and 2007. The Company has recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. LOSS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 1,000,000 and 4,315,000 shares that were outstanding at June 30, 2008 and 2007, respectively, have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.

The following reconciles the components of the loss per share computation for the three months ended June 30:

	2008	2007
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(387,487)	$(854,098)
Net loss from discontinued operations	$(335,221)	$(491,105)
Net loss	$(722,708)	$(1,345,203)

Denominator:
Weighted average common shares Outstanding	332,243,707	215,657,251
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$(0.00)
Total	$(0.00)	$(0.01)

The following reconciles the components of the loss per share computation for the nine months ended June 30:

	2008	2007
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(1,206,644)	$(2,070,928)
Net (loss) income from discontinued operations	$(1,098,971)	$366,724
Net loss	$(2,305,615)	$(1,704,204)

Denominator:
Weighted average common shares outstanding	332,243,707	195,898,020
Basic and diluted loss per share:
From continuing operations	$(0.00)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)
Total	$(0.01)	$(0.01)

7. SUBSEQUENT EVENTS

Various Company events and transactions have occurred subsequent to June 30, 2008.  Significant subsequent events have been disclosed in the Company’s previously filed annual report on Form 10-K for the year ended September 30, 2009 and 2008 and its quarterly reports on Form 10-Q for the periods ended December 31, 2008, March 31, 2009, June 30, 2009 and December 31, 2009.  For further information on these events, please refer to these filings.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decrease by 80.0% to $167,542 during the three months ended June 30, 2008 as compared to $826,954 for the comparable period in 2007.   This decrease in selling, general and administrative expenses is due primarily to approximately $600,000 in stock-based compensation for consulting fees for assistance in identifying and purchasing  new subsidiaries and equity investments and location of new funding sources during three months ended June 30, 2007 that were not incurred in the three months ended June 30, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, Teleconnect Inc. had negative working capital of approximately $5,617,000 compared to negative working capital of $2,488,000 at September 30, 2007.

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