Form 10-Q
period 2010-03-31
Teleconnect Inc.
filed 2010-05-13
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 0-24857

Teleconnect Inc.
(Exact name of registrant issuer as specified in its charter)

Florida	90-0294361
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Oude Vest 4
4811 HT Breda
The Netherlands

(Address of principal executive offices)

Registrant’s telephone number, including area code:   011-31- 06-30048023

___________________________N/A_________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,953,700 shares of common stock at May 11, 2010.

TELECONNECT INC.

INDEX

PART	I	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March
	31, 2010 (unaudited) and September 30, 2009		3-4

	Condensed Consolidated Statements of Operations for
	the three and six months ended March 31, 2010 and 2009
	(Unaudited)		5

	Condensed Consolidated Statements of Cash Flows for
	the three and six months ended March 31, 2010 and 2009
	(Unaudited)		6

	Notes to Condensed Consolidated Financial Statements (Unaudited)		7

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	10

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item	4.	Controls and Procedures	13

PART	II	OTHER INFORMATION

Item	1.	Legal Proceedings	14

Item	1A.	Risk Factors (not applicable)	14

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item	3.	Defaults Upon Senior Securities	14

Item	4.	Submission of Matters to a Vote of Security Holders (not applicable)	14

Item	5.	Other Information	14

Item	6.	Exhibits	14

Signatures			15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,703	$15,652
Accounts receivable - trade	3,961	2,911
Due from Giga Matrix Holding B.V.	381,909	530,992
Inventory, work in progress (net of reserve for slow moving inventory of $136,857 and $139,109 at March 31, 2010 and September 30, 2009,respectively)	1,152,707	1,419,522
Prepaid taxes	14,999	-
Prepaid expenses	7,331	6,994
Asset of discontinued operations	-	632,804

Total current assets	1,573,610	2,608,875

PROPERTY AND EQUIPMENT, NET	9,175	14,574

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	419,092	455,283
Long-term notes receivable (net of allowance for bad debts of $590,224 and $591,010 in March 31, 2010 and September 30, 2009, respectively)	53,916	58,572
Assets of discontinued operations	-	628,028

	$2,055,793	$3,765,332

 See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES:
Accounts payable - trade	$98,017	$106,155
Accrued liabilities	92,692	101,406
Notes payable	161,748	175,716
Income Taxes payable	130,000	130,000
Loans from related parties	2,491,776	2,274,440
Liabilities of discontinued operations	-	4,377,269

Total current liabilities	2,974,233	7,164,986

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 4,953,700 shares outstanding as of March 31, 2010 and September 30, 2009	4,954	4,954
Additional paid-in capital	31,511,257	31,511,257
Accumulated deficit	(29,462,572)	(31,992,430)
Accumulated other comprehensive loss	(2,972,079)	(2,923,435)

Total stockholders' deficit	(918,440)	(3,399,654)

	$2,055,793	$3,765,332

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009

SALES	$111	$95,061	$234,510	$150,335

COST OF SALES	13,773	107,417	183,906	163,683

GROSS (LOSS) INCOME	(13,662)	(12,356)	50,604	(13,348)

OPERATING EXPENSES:
Selling, general and administrative expenses	224,049	351,115	599,649	587,840
Depreciation	761	7,717	1,454	15,629

Total operating expenses	224,810	358,832	601,103	603,469

LOSS FROM CONTINUING OPERATIONS	(238,472)	(371,188)	(550,499)	(616,817)

OTHER INCOME (EXPENSES):
Other income (expense)	10,417	7,509	17,951	15,018
Loss on investment	(103,503)	(44,626)	(103,503)	(44,626)
Interest expense - related parties	(4,154)	(19,293)	(8,584)	(53,357)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(335,712)	(427,598)	(644,635)	(699,782)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(335,712)	(427,598)	(644,635)	(699,782)

NET INCOME FROM DISCONTINUED OPERATIONS	-	114,737	3,174,493	37,489

NET (LOSS) INCOME	$(335,712)	$(312,861)	$2,529,858	$(662,293)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	$(0.07)	$(0.11)	$(0.13)	$(0.20)
From discontiued operations	-	0.03	0.64	0.01
Total	$(0.07)	$(0.08)	$0.51	$(0.19)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	4,953,700	3,787,089	4,953,700	3,551,995

THE COMPONENTS OF COMPREHENSIVE INCOME (LOSS):
Net (Loss) Income	$(335,712)	$(312,861)	$2,529,858	$(662,293)
Foreign currency translation adjustment	41,649	501,492	(73,703)	614,180
Tax effect on currency translation	(14,161)	(170,507)	25,059	(208,821)

COMPREHENSIVE (LOSS) INCOME	$(308,224)	$18,124	$2,481,214	$(256,934)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,529,858	$(662,293)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	1,454	15,629
Loss on equity investments	103,503	44,626
Bad debt expense	17,900	-
Gain on sale of subsidiaries	(3,200,137)	-
Change in operating assets and liabilities
Accounts receivable - trade	(1,281)	44,953
Accrued interest receivable	(17,900)	-
Inventory	153,974	(43,736)
Prepaid expenses	(893)	(8,448)
Prepaid taxes	(14,999)	16,464
Accounts payable	300	(79,913)
Accrued liabilities and income taxes payable	(653)	22,024
Operating cash flows from discontinued operations	-	(179,570)

Net cash used in operating activities	(428,874)	(830,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	-	(47,003)
Proceeds from disposal of equipment	2,786	-
Purchase of property and equipment	-	(3,287)
Investing activities of discontinued operations	-	106,445

Net cash provided by investing activities	2,786	56,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	401,506	628,316
Payments on capital leases	-	(23,905)

Net cash provided by financing activities	401,506	604,411

EFFECT OF EXCHANGE RATE	21,633	139,472

NET DECREASE IN CASH	(2,949)	(30,226)

CASH, BEGINNING OF YEAR	15,652	48,342

CASH, END OF YEAR	$12,703	$18,116

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for conversion of debt and accrued interest	$-	$2,111,271

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2010

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiary PhotoWizz BV (“MediaWizz”) for the three and six months ended March 31, 2010 and Teleconnect Spain, Teleconnect Telecom and Recarganet for the period beginning October 1, 2009 and ending November 25, 2009; date at which these subsidiaries were sold.  For the three and six months ended March 31, 2009 the consolidated financial statements include the accounts of the Company and its subsidiaries ITS Europe, Teleconnect Spain, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet.  All significant inter-company balances and transactions have been eliminated.

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

We have evaluated subsequent events that have occurred since March 31, 2010 through May 12, 2010.

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

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the period October 1, 2009 to November 25, 2009, and the three and six month period ended March 31, 2009, respectively:

	October 1, 2009
	to	Three months ended	Six months ended
	November 25, 2009	March 31, 2009	March 31, 2009
Sales	$586,479	$979,188	$1,839,108
Cost of sales	364,021	742,304	1,389,698
Gross profit	222,458	236,884	449,410
Selling, general and administrative expenses	218,695	429,715	752,960
Depreciation	7,466	9,126	34,854
Operating loss	(3,703)	(201,957)	(338,404)
Gain on sale	3,200,137	-	-
Other (expense) income	(21,941)	316,694	375,893
Income from discontinued operations	$3,174,493	$114,737	$37,489

The net liabilities of discontinued operations (which consists principally of Teleconnect Spain), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at March 31, 2010 compared to September 30, 2009:

	2010	2009

Cash	$-	$23,938
Accounts receivable - trade, net of allowance
for doubtful accounts of $714,782 at September 30, 2009	-	385,914
Accounts receivable - other	-	207,953
Inventory	-	12,631
Prepaid expenses	-	2,368
Current assets of discontinued operations	-	632,804

Property and equipement, net	-	385,820
Vendor deposits	-	242,208
Other assets of discontinued operations	-	628,028

Accounts payable	-	1,372,068
Accrued liabilities	-	189,246
Taxes payable	-	342,231
Notes payable	-	146,430
Due to related parties	-	259,181
Deferred income	-	2,068,113
Liabilities of discontinued operations	-	4,377,269

Long-term liabilities of discontinued operations	-	-

Net liabilities of discontinued operations	$-	$3,116,437

Substantially all interest expense is allocated to the ongoing operations of the parent company.

4. LOANS FROM RELATED PARTIES

During the six months ended March 31, 2010 and 2009 the Company obtained approximately $402,000 and $628,000 respectively, in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% and 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three and six months ended March 31, 2010 and 2009. For the six months ended March 31, 2010 taxable income was offset by the use of net operating losses from prior periods. For the three and six months ended March 31, 2009 the Company recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. LOSS ON INVESTMENT

The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method and recognized losses of $103,503 and $44,626 for the six months ended March 31, 2010 and 2009, respectively.  The Company has advances to Giga $485,412 and $530,992 at March 31, 2010 and 2009, respectively, with the $103,503 of current year losses reserved against the balance at March 31, 2010.

7. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 1,000,000 shares that were outstanding at March 31, 2009 have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.  There were no stock options outstanding as of March 31, 2010.

The following reconciles the components of the earnings (loss) per share computation for the three months ended March 31:

	2010	2009
Basic and diluted (loss) income per share computation
Numerator:
Net loss from continuing operations	$(335,712)	$(427,598)
Net income (loss) from discontinued operations	$-	$114,737
Net (loss) income	$(335,712)	$(312,861)

Denominator:
Weighted average common shares Outstanding	4,953,700	3,787,089
Basic and diluted (loss) income per share:
From continuing operations	$(0.07)	$(0.11)
From discontinued operations	$(0.00)	$0.03
Total	$(0.07)	$(0.08)

The following reconciles the components of the earnings (loss) per share computation for the six months ended March 31:

	2010	2009
Basic and diluted (loss) income per share computation
Numerator:
Net loss from continuing operations	$(644,635)	$(699,782)
Net income (loss) from discontinued operations	$3,174,493	$37,489
Net (loss) income	$2,529,828	$(662,293)

Denominator:
Weighted average common shares Outstanding	4,953,700	3,551,995
Basic and diluted (loss) income per share:
From continuing operations	$(0.13)	$(0.20)
From discontinued operations	$0.64	$0.01
Total	$0.51	$(0.19)

In November 2009, the Company’s shareholders approved a 1-for-100 reverse stock split of the Company’s common stock.   This reverse stock split has been reflected retroactively for all periods presented in these condensed consolidated financial statements.

8. SUBSEQUENT EVENTS

On May 3, 2010 the Company signed a letter of intent to acquire 100% of Hollandsche Exploitatie Maatschappij BV (HEM) in The Netherlands. The purchase price contemplated by the letter of intent is 12% of the outstanding common stock of the Company, post emission.   Both parties agreed to pursue a Company shareholder’s meeting by the end of June, 2010 to approve a final purchase agreement.  HEM, established in 2007, developed an age validation system, “Ageviewers”, which utilizes the Company’s products in its processes.

9 .. GOING CONCERN

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

INTRODUCTION

At the time of this filing, we derive our revenues from continuing operations primarily from the sale of multimedia kiosks and hardware components to retail chains. These kiosks and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results in the near future will depend upon the continued adoption and use of the services provided by the multimedia kiosks and components supplied by Mediawizz. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

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

Cost of sales included in discontinued operations consists primarily of the costs associated with carriers which supply the telecom services for the Company to resell. We relied on third parties to offer the majority of the services we had in our portfolio. Accordingly, a significant portion of our cost of sales consists of payments to these carriers. Cost of sales included in continuing operations consists of customer support costs, training and professional services expenses, and parts for the terminals; which consist of small display screens, metallic housings, PC’s, switches, small cameras similar to webcams, electronic components, cables, power supplies and software licenses amongst other items.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to stabilize in the short term in absolute dollars as we will employ fewer hours to maintain the Company’s current status with its SEC filings than to bring the Company current in 2009. Major efforts today are focused on preparing the Company to be compliant with Sarbanes-Oxley Section 404.

On May 3, 2010 the Company signed a letter of intent to acquire 100% of Hollandsche Exploitatie Maatschappij BV (HEM) in The Netherlands. The purchase price contemplated by the letter of intent is 12% of the outstanding common stock of the Company, post emission.   Both parties agreed to pursue a Company shareholder’s meeting by the end of June, 2010 to approve a final purchase agreement.  HEM, established in 2007, developed an age validation system, “Ageviewers”, which utilizes the Companies products in its processes.

BALANCE SHEET COMPARISON AT MARCH 31, 2010 AND SEPTEMBER 30, 2009

Assets: Total assets at March 31, 2010 decreased $1,709,539 or 45.4% to $2,055,793 compared to $3,765,332 at September 30, 2009.  This decrease is due to the sale of discontinued operations which accounts for approximately $1,261,000 of this difference as well as to the collection of accounts receivable during the period; a reduction of inventory at Mediawizz due to recording a provision for slow moving products and recognition of loss from equity investment of approximately $104,000.

Liabilities: Current liabilities at March 31, 2010 decreased by $4,190,753 or 58.5% to $2,974,233 compared to $7,164,986 at September 30, 2009.  This decrease is due primarily to the elimination of approximately $4,377,000 of liabilities associated with the discontinued operations.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (CONTINUING  OPERATIONS)

We incurred a net loss of $335,712 for the three months ended March 31, 2010 as compared to a net loss of $312,861 ($427,598 from continuing operations) during the comparable period in 2009. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2010, decreased by 99.9%, or $94,950, to $111 from $95,061 for the quarter ended March 31, 2009. The decrease in sales is attributed to the fact that the Company did not ship any kiosks during the quarter as a customer of a current 150 kiosk order requested a delay in shipping additional units. Company management also was focusing energy on marketing the kiosks to a 550 store association of liquor stores in The Netherlands for use in age verification.  The Company also discontinued sales of calling credit through the kiosks early in the quarter to focus energies on the age verification market for the kiosks.  Revenues during 2009 were primarily derived from the sales of kiosks and the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer.

COST OF SALES

Cost of sales decreased 87.2% or $93,644 to $13,773 during the three months ended March 31, 2010 from $107,417 during the same period in 2009. The decrease in cost of sales is directly related to the decrease in sales, however there were some excess capacity costs associated with the discontinued sales of calling credit during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 36.2 % to $224,049 during the three months ended March 31, 2010 as compared to $351,115 for the comparable period in 2009.  This decrease in selling, general and administrative expenses is primarily due to the reduction of additional outside professional services related to the Company’s delinquent regulatory filings in 2009.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (DISCONTINUED OPERATIONS)

The discontinued operations were sold on November 25, 2009 and had no activity during the three month ended March 31, 2010.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (CONTINUING  OPERATIONS)

We incurred net income of $2,529,858 ($644,635 loss from continuing operations offset by income of $3,174,493 from discontinued operations) for the six months ended March 31, 2010 as compared to a net loss of $662,293 ($699,782 from continuing operations) during the comparable period in 2009. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2010, increased by 56.0%, or $84,175, to $234,510 from $150,335 for the comparable period in 2009. The increase in sales is attributed to the fact that 2009 revenues primarily were derived from the sales of kiosks and calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer.  Where the sales of calling credit in these supermarkets formerly was organized through both service desks and kiosks, in 2009, the sales at these service desks were discontinued thus generating more traffic and increasing sales through the kiosks. While sales of the calling credit had been increasing during the first quarter it was determined in the current quarter that the margins from those sales were unacceptable and sales of calling credit was discontinued. Also, Mediawizz delivered a new lot from a previously agreed 150 terminal-order, during the first quarter, but due to customer request, further deliveries were deferred until later in the year.   Company management also was focusing energy on marketing the kiosks to a 550 store association of liquor stores in The Netherlands for use in age verification which slowed production of the kiosks during the second quarter.

COST OF SALES

Cost of sales increased 12,4% or $20,223 to $183,906 during the six months ended March 31, 2010 from $163,683 for the comparable period in 2009. The increase in cost of sales is associated to the increase in sales (56.0%), however, the fact that the cost of sales increased less than the sales is partly due to efficiencies gained in our assembly process and operations of kiosks. In addition, the main factor influencing this comparison is the increase in sales of calling credit which has a much lower associated cost of sales than the assembly of the kiosk hardware.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 1.0 % to $581,749 during the six months ended March 31, 2010 as compared to $587,840 for the comparable period in 2009.  This decrease in selling, general and administrative expenses is primarily due to the reduction of additional outside professional services related to the Company’s delinquent regulatory filings in 2009.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (DISCONTINUED OPERATIONS)

We incurred $3,174,493 of net income from discontinued operations for the six months ended March 31, 2010 as compared to a net income of $37,489 during the comparable period in 2009. The discontinued operations were sold on November 25, 2009 resulting in a gain of approximately $3,200,000.  Revenues, Cost of Sales and Selling, General and Administrative expenses decreased from the prior comparable period due to the fact the entities were sold during the first two months of the current fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010 and September 30, 2009, Teleconnect Inc. had negative working capital of approximately $1,400,000 and $4,556,000, respectively.  The improvement is primarily due to the effect of the sale of the discontinued operations which provided a gain on the sale of approximately $3,200,000.

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

DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain.  The results of operations of these subsidiaries were reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet. Going forward the Company will account for the 10% of Teleconnect Spain by the cost method. The sale of ITS Europe to certain employees and officers of Teleconnect Spain was completed on May 14, 2009.  Teleconnect Spain, Teleconnect Telecom and Recarganet were officially sold on November 25, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 12, 2009, at a meeting of the shareholders of Teleconnect Inc, the shareholders present, representing 94.69% of the outstanding shares of common stock of the Company, agreed to sell the Spanish subsidiaries of the Company.  The stock purchase agreements were formalized on November 25, 2009 before a public Spanish notary upon approval by the Company’s shareholders.  By disposing of the Spanish subsidiaries and maintaining a 10% stake in Teleconnect Comunicaciones Spain, Teleconnect Inc is relieved of its obligation to fund these companies while Teleconnect Inc. could possibly benefit from future dividends, if so declared by Teleconnect Comunicaciones Spain.

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

           N/A

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

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS

Exhibit 3.1  Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 12, 2009.

Exhibit 10  Agreement(s) to sell subsidiaries are hereby incorporated by reference to the Exhibits to the definitive proxy statement of the Company dated October 29, 2010.

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

May 12, 2010

By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Sole Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop

32.1	Certification of Dirk Benschop