Form 10-Q
period 2010-06-30
Teleconnect Inc.
filed 2010-08-12
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,953,700 shares of common stock at August 12, 2010.

TELECONNECT INC.

INDEX

PART	I	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June
	30, 2010 (unaudited) and September 30, 2009		5

	Condensed Consolidated Statements of Operations for
	the three and nine months ended June 30, 2010 and 2009
	(Unaudited)		7

	Condensed Consolidated Statements of Cash Flows for
	the nine months ended June 30, 2010 and 2009
	(Unaudited)		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)		9

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	12

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item	4.	Controls and Procedures	15

PART	II	OTHER INFORMATION

Item	1.	Legal Proceedings	16

Item	1A.	Risk Factors (not applicable)	16

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item	3.	Defaults Upon Senior Securities	16

Item	4.	Submission of Matters to a Vote of Security Holders (not applicable)	16

Item	5.	Other Information	16

Item	6.	Exhibits	16

Signatures			17

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$31,756	$15,652
Accounts receivable - trade	1,789	2,911
Due from Giga Matrix Holdings, B.V.	325,829	530,992
Inventory, work in process (net of reserve for slow moving inventory
of $116,575 and $139,109 at June 30, 2010 and September 30, 2009,respectively)	1,049,400	1,419,522
Prepaid taxes	12,218	-
Prepaid expenses	3,513	6,994
Asset of discontinued operations	-	632,804

Total current assets	1,424,505	2,608,875

PROPERTY AND EQUIPMENT, NET	7,593	14,574

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	381,532	455,283
Long-term notes receivable (net of allowance for bad debts
of $553,461 and $591,010 at June 30, 2010 and September 30, 2009, respectively)	49,084	58,572
Assets of discontinued operations	-	628,028

	$1,862,714	$3,765,332

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$93,033	$106,155
Accrued liabilities	89,213	101,406
Notes payable	147,252	175,716
Income Taxes payable	80,000	130,000
Loans from related parties	2,491,717	2,274,440
Liabilities of discontinued operations	-	4,377,269

Total current liabilities	2,901,215	7,164,986

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares
authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized,
4,953,700 shares outstanding	4,954	4,954
Additional paid-in capital	31,511,257	31,511,257
Accumulated deficit	(29,645,960)	(31,992,430)
Accumulated other comprehensive loss	(2,908,752)	(2,923,435)

Total stockholders' deficit	(1,038,501)	(3,399,654)

	$1,862,714	$3,765,332

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

SALES	$258	$92,354	$234,768	$242,689

COST OF SALES	6,624	93,539	190,530	257,222

GROSS (LOSS) INCOME	(6,366)	(1,185)	44,238	(14,533)

OPERATING EXPENSES:
Selling, general and administrative expenses	219,408	309,850	819,057	897,690
Depreciation	800	8,065	2,254	23,694

Total operating expenses	220,208	317,915	821,311	921,384

LOSS FROM CONTINUING OPERATIONS	(226,574)	(319,100)	(777,073)	(935,917)

OTHER INCOME (EXPENSES):
Interest income	9,578	7,509	27,529	22,527
Loss on investment	(12,578)	-	(116,081)	(44,626)
Interest expense - related parties	(3,814)	(11,545)	(12,398)	(64,902)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(233,388)	(323,136)	(878,023)	(1,022,918)

INCOME TAX BENEFIT	50,000	-	50,000	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(183,388)	(323,136)	(828,023)	(1,022,918)

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	-	(181,282)	3,174,493	(143,793)

NET (LOSS) INCOME	$(183,388)	$(504,418)	$2,346,470	$(1,166,711)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	$(0.04)	$(0.07)	$(0.17)	$(0.25)
From discontiued operations	-	(0.04)	0.64	(0.04)
Total	$(0.04)	$(0.10)	$0.47	$(0.29)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	4,953,700	4,954,491	4,953,700	4,019,349

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(183,388)	$(504,418)	$2,346,470	$(1,166,711)
Foreign currency translation adjustment	95,950	(147,668)	22,247	466,512
Tax effect on currency translation	(32,623)	50,207	(7,564)	(158,614)

COMPREHENSIVE (LOSS) INCOME	$(120,061)	$(601,879)	$2,361,153	$(858,813)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,346,470	$(1,166,711)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	2,254	23,694
Loss on equity investments	116,081	44,626
Gain on sale of subsidiaries	(3,200,137)	-
Change in operating assets and liabilities
Accounts receivable - trade	650	50,600
Inventory	140,176	(42,649)
Prepaid expenses	2,348	6,550
Prepaid taxes	(12,218)	26,641
Accounts payable	4,074	(17,967)
Accrued liabilities and income taxes payable	(45,766)	34,944
Operating cash flows from discontinued operations	-	(239,961)

Net cash used in operating activities	(646,068)	(1,280,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to equity investment	-	(49,920)
Proceeds from disposal of equipment	2,366	-
Purchase of property and equipment	-	(3,487)
Investing activities of discontinued operations	-	171,168

Net cash provided by investing activities	2,366	117,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	588,777	788,260
Payments on capital leases	-	(38,366)
Financing activities of discontinued operations	-	141,340

Net cash provided by financing activities	588,777	891,234

EFFECT OF EXCHANGE RATE	71,029	262,737

NET INCREASE (DECREASE) IN CASH	16,104	(8,501)

CASH, BEGINNING OF YEAR	15,652	48,342

CASH, END OF YEAR	$31,756	$39,841

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for conversion of debt and accrued interest	$-	$2,111,271

 See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2010

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Teleconnect, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiary PhotoWizz BV (“MediaWizz”), for the three and nine months ended June 30, 2010 and Teleconnect Spain, Teleconnect Telecom and Recarganet for the period beginning October 1, 2009 and ending November 25, 2009; date at which these subsidiaries were sold.  For the three and nine months ended June 30, 2009 the consolidated financial statements include the accounts of the Company and its subsidiaries ITS Europe, Teleconnect Spain, Teleconnect Telecom, PhotoWizz BV (“MediaWizz”), and Recarganet.  All significant inter-company balances and transactions have been eliminated.

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

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain. The sale of ITS Europe was completed on May 14, 2009.  Teleconnect Spain, Teleconnect Telecom and Recarganet were officially sold on November 25, 2009, resulting in a gain on the sale of subsidiaries of $3,200,137.

Due to continuing losses at Teleconnect Spain, the Company considered the 10% interest retained to be impaired and assigned no value to it.

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the period October 1, 2009 to November 25, 2009, and the three and nine month period ended June 30, 2009, respectively:

	October 1, 2009
	to	Three months ended	Nine months ended
	November 25, 2009	June 30, 2009	June 30, 2009
Sales	$586,479	$932,976	$2,772,084
Cost of sales	364,021	791,768	2,181,466
Gross profit	222,458	141,208	590,618
Selling, general and administrative expenses	218,695	332,772	1,085,732
Depreciation	7,466	13,198	48,052
Operating loss	(3,703)	(204,762)	(543,166)
Gain on sale	3,200,137	-	-
Other (expense) income	(21,941)	23,480	399,373
Gain from discontinued operations	$3,174,493	$(181,282)	$(143,793)

The net liabilities of discontinued operations (which consists principally of Teleconnect Spain), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at June 30, 2010 compared to September 30, 2009:

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

4. LOANS FROM RELATED PARTIES

During the nine months ended June 30, 2010 and 2009 the Company obtained $588,777 and $788,260 respectively, in additional short term loans from shareholders, net of currency translation adjustments. These loans bear interest between 4% and 8% annually, are unsecured and due upon demand.

5. INCOME TAXES

During the three months ended June 30, 2010 the Company recorded income tax benefit due to the abatement of $50,000 in U.S. tax penalties which were previously included in accrued taxes. No deferred income tax expense or benefit was recorded for the three and nine months ended June 30, 2009. For the nine months ended June 30, 2010 taxable income was offset by the use of net operating losses from prior periods. For the three and nine months ended June 30, 2009 the Company recorded an income tax valuation allowance equal to the benefit of any income tax carryforward because of the uncertain nature of realization.

6. LOSS ON INVESTMENT

The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method and recognized losses of $116,081 and $44,626 for the nine months ended June 30, 2010 and 2009, respectively.

7. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. Stock options for 1,000,000 shares that were outstanding at June 30, 2009 have not been included in diluted earnings per share as their inclusion would have been anti-dilutive.  There were no stock options outstanding as of June 30, 2010.

In November 2009, the Company’s shareholders approved a 1-for-100 reverse stock split of the Company’s common stock.   This reverse stock split has been reflected retroactively for all periods presented in these condensed consolidated financial statements.

8. SUBSEQUENT EVENTS

On May 3, 2010 the Company signed a letter of intent to acquire 100% of HEM in The Netherlands for 12% of the outstanding common stock of the Company, post emission, or the equivalent in cash.   It is expected that this will occur in October 2010 with subsequent ratification by the annual shareholders’ meeting early in 2011.

9. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s recent losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time.  Management is currently controlling expenses and conserving cash while exploring possible sales of equity and/or debt financing to help fund the Company’s operations and provide resources necessary for expansion. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

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

INTRODUCTION

Teleconnect, Inc., is targeting to provide age validation systems including all related hardware, software and services for retail stores.  The Company will also be able to provide other services, such as in-store marketing, at the time the age-validation equipment is not used for age verification on a transaction. Presently, Teleconnect, Inc. is comprised of Mediawizz and GigaMatrix which contribute with equipment and marketing to this age validation system.  As discussed in more detail below, the Company has entered into a letter of intent earlier this year, providing for the acquisition of HEM which will complete the age verification solution by providing the infrastructure (technology and personnel) necessary for the sales, implementation and operation of the age validation services.

At the time of this filing, we derive our revenues from continuing operations primarily from the sale of multimedia kiosks and hardware components to retail chains. These kiosks and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results in the near future will partially depend upon the continued adoption and use of the services provided by the multimedia kiosks and components supplied by Mediawizz. The rate of adoption is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

Our revenues from discontinued operations were primarily from the sale of our long-distance telecommunication services. On November 25, 2009 we completed the sale of the discontinued operations.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to further stabilize in the short term in absolute dollars as we will employ fewer hours to maintain the Company’s current status with its SEC filings than those required to bring the Company current in 2009.

On May 3, 2010 the Company signed a letter of intent to acquire 100% of HEM in The Netherlands. The purchase price contemplated by the letter of intent is 12% of the outstanding common stock of the Company, post emission, or the equivalent in cash.   Once the fair value has been established for HEM, and also all other aspects of the purchase are concluded to be in line with expectations, the Board of Directors intends to complete the purchase.  It is expected that this will occur in October 2010 and that the purchase will be subsequently ratified by the annual shareholders’ meeting early in 2011.  HEM, established in 2007, developed an age validation system, “Ageviewers”, which utilizes the Company’s products in its processes.

BALANCE SHEET COMPARISON AT JUNE 30, 2010 AND SEPTEMBER 30, 2009

Assets: Total assets at June 30, 2010 decreased $1,902,618 or 50.5% to $1,862,714 compared to $3,765,332 at September 30, 2009.  This decrease is due primarily to the sale of discontinued operations which accounts for approximately $1,200,000 of this difference as well as a reduction of inventory at Mediawizz due to recording a provision for slow moving products and recognition of loss from equity investment of $116,081.

Liabilities: Current liabilities at June 30, 2010 decreased by $4,263,771 or 59.5% to $2,901,215 compared to $7,164,986 at September 30, 2009.  This decrease is due primarily to the elimination of approximately $4,300,000 of liabilities associated with the discontinued operations.

COMPARISON OF THE THREE MONTHS ENDED June 30, 2010 AND 2009 (CONTINUING  OPERATIONS)

We incurred a net loss of $183,388 for the three months ended June 30, 2010 as compared to a net loss of $504,418 ($323,136 from continuing operations) during the comparable period in 2009. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended June 30, 2010, decreased by 99.7% or $92,096, to $258 from $92,354 for the quarter ended June 30, 2009.  Age verification is at the core of our new strategy. Calling credit generated sales early this fiscal year but with insufficient margin for Mediawizz.  In addition, these calling credit sales involve credit risk and were therefore terminated. Mediawizz’ activities are being transformed to be fully complimentary to Teleconnect’s future core business. The decrease in sales is attributed to this transformation and the re-scheduling of installations, which is now planned to take off in the first fiscal quarter of 2011.

COST OF SALES

Cost of sales decreased 92.9% or $86,915 to $6,624 during the three months ended June 30, 2010 from $93,539 during the same period in 2009. The decrease in cost of sales is directly related to the decrease in sales, or lack thereof, however incurred excess capacity costs associated with the discontinued sales of calling credit and with the rescheduled delivery of kiosks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 29.2 % or $90,442 to $219,408 during the three months ended June 30, 2010 as compared to $309,850 for the comparable period in 2009.  This decrease in selling, general and administrative expenses is primarily due to the reduction of additional outside professional services related to the Company’s delinquent regulatory filings in 2009.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (DISCONTINUED OPERATIONS)

The discontinued operations were sold on November 25, 2009 and had no activity during the three month period ended June 30, 2010.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (CONTINUING  OPERATIONS)

We had net income of $2,346,470 ($828,023 loss from continuing operations offset by income of $3,174,493 from discontinued operations) for the nine months ended June 30, 2010 as compared to a net loss of $1,166,711 ($1,022,918 from continuing operations) during the comparable period in 2009. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2010, decreased by 3.3%, or $7,921, to $234,768 from $242,689 for the comparable period in 2009. The decrease in sales is primarily attributed to the fact that Mediawizz delivered a new lot from a previously agreed 150 terminal-order, during the first quarter, but due to customer request, further deliveries were deferred until later in the year; resulting in virtually no sales during quarter two and three of this fiscal year.   Also, 2009 revenues were derived primarily from the sales of kiosks and calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer.  Where the sales of calling credit in these supermarkets formerly was organized through both service desks and kiosks, in 2009, the sales at these service desks were discontinued thus generating more traffic and increasing sales through the kiosks. While sales of the calling credit had been increasing during the first quarter it was determined early in the second quarter that the margins from those sales were unacceptable and sales of calling credit was discontinued.  Mediawizz’ activities were further transformed to be fully complimentary to Teleconnect’s future core business. The decrease in sales is attributed to this transformation and the re-scheduling of installations, which is now planned for in the first fiscal quarter of 2011.

COST OF SALES

Cost of sales decreased 25.9% or $66,692 to $190,530 during the nine months ended June 30, 2010 from $257,222 for the comparable period in 2009. The decrease in cost of sales is associated with the decrease in sales, however, the fact that the cost of sales decreased more than the sales is partly due to efficiencies gained in our assembly process and operations of kiosks offset somewhat by excess capacity costs in the second and third quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $78,633 or 8.8 % to $819,057 during the nine months ended June 30, 2010 as compared to $897,690 for the comparable period in 2009.  This decrease in selling, general and administrative expenses is primarily due to the reduction of additional outside professional services related to the Company’s filing of delinquent regulatory filings in 2009.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (DISCONTINUED OPERATIONS)

We had $3,174,493 of net income from discontinued operations for the nine months ended June 30, 2010 as compared to a net loss of $143,793 during the comparable period in 2009. The discontinued operations were sold on November 25, 2009 resulting in a gain of approximately $3,200,000.  Revenues, Cost of Sales and Selling, General and Administrative expenses decreased from the prior comparable period due to the fact the entities were sold during the first two months of the current fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 and September 30, 2009, Teleconnect Inc. had negative working capital of approximately $1,479,000 and $3,400,000, respectively.  The improvement is primarily due to the effect of the sale of the discontinued operations which provided a gain on the sale of approximately $3,200,000.

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

DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain.  The results of operations of these subsidiaries were reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet. Going forward the Company will account for the 10% of Teleconnect Spain by the cost method. The sale of ITS Europe was completed on May 14, 2009.  Teleconnect Spain, Teleconnect Telecom and Recarganet were officially sold on November 25, 2009.

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

On May 3, 2010 the Company signed a letter of intent to acquire 100% of HEM in The Netherlands. The purchase price is expected to be 12% of the outstanding common stock of the Company, post emission, or the equivalent in cash.   The approval of the Board of Directors is expected in October 2010 with subsequent ratification at the annual shareholders’ meeting early in 2011.

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

ITEM 5. OTHER INFORMATION

On May 3, 2010 the Company signed a letter of intent to acquire 100% of Hollandsche Exploitatie Maatschappij BV (HEM) in The Netherlands for 12% of the outstanding common stock of the Company, post emission, or equivalent in cash. Both parties have now agreed to make this purchase effective in the new 2011 fiscal year.  HEM, established in 2007, developed an age validation system, “Ageviewers”, which utilizes the Company’s products in its processes.

The Company is studying the possibility of reinstating its domicile in the Netherlands since all its operating activities today are based in Europe.

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

August 12, 2010

By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Sole Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop

32.1	Certification of Dirk Benschop