Form 10-K
period 2010-09-30
Teleconnect Inc.
filed 2010-12-27
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter ended June 30, 2010: $5,696,755 with 4,953,700 shares outstanding at $1.15 each after the effect of the 1 for 100 reverse split approved by the shareholders at a meeting held on November 12, 2009 and made effective by FINRA on February 23, 2010.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: December 10, 2010: 5,629,205 shares of common stock, $.001 par value after the effect of the 1 for 100 reverse split approved by the shareholders at a meeting held on November 12, 2009.

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

Serving as a telecommunications service provider in Spain for almost 9 years, the Company never fully reached expectations and decided late in 2008 to change its course of business. In November 2009, 90% of the Company’s telecommunication business was sold to a Spanish group of investors, and on October 15, 2010, the Company completed the acquisition of Hollandsche Exploitatie Maatschappij BV (HEM), a Dutch entity established in 2007. HEM’s core business involves the age validation of consumers when purchasing products which cannot be sold to minors, such as alcohol or tobacco. The Company regards this age validation business as its new strategic direction. The Dutch companies acquired in 2007 (Giga Matrix, The Netherlands, 49% and Photowizz, The Netherlands, 100%) are considered to function complementary to this new service offering.

Through the purchase of HEM and its ownership in Photowizz and Giga Matrix the Company now controls all four pillars under its business model: the manufacturing and leasing of electronic age validation equipment, the performance of age validation transactions remotely, the performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment in between age checks.

Products and service offering
Unlike traditional methods of age validation, the Company’s system (‘Ageviewers’) is designed to check ages remotely. Using a special terminal at our customers’ checkout and a secure internet connection, during transactions involving products with a minimum legal age limit, a brief video connection is created between the terminal and an external age-verification center of the Company. At this center, specially trained verification personnel perform the actual age verification based on the incoming images of customers buying alcohol or tobacco. Also, the system provides for the exact age to be determined based on photo identification in such cases the buyer is not unmistakably of age.

The operators of the external age-verification center are not in direct contact with the person being assessed. The chances of human error and integrity problems (due to intimidation, familiarity or disinterest, for example) are thus reduced. In addition, because of the central approach in which operators are assigned incoming images at random, it is unlikely that minors can predict where non-compliance (if any) will occur. The system therefore aligns with what is legally expected of alcohol and tobacco distributors.

If a terminal is not in use (before or after age verification), the system can display specific advertising material, geared to the products being scanned at that moment, if desired. This may result in additional or alternative revenue through advertising. The terminals are also suitable for brief market surveys.

In addition, the Company has developed an in-store camera-security system which is now being piloted in The Netherlands. The system, which serves outside opening hours, shares connections and part of the hardware needed in relation to age validation, and is therefore expected to be very cost efficient for shop owners.

The Company’s hardware products are fully in compliance with the European Machine Directive and have been tested and approved for electromagnetic compatibility. The operations are momentarily limited to Europe and therefore not subject to specific regulation in the U.S., either at the federal or state level.

There are currently no known systems which are similar to Ageviewers, but the constant attention on sanctions and on tightening sanctions with regard to illegal sale of alcohol and tobacco will undoubtedly cause a certain amount of pressure in the direction of better age-verification systems. The Company has applied for patents for its specific technology. To date, several of these patent applications have been awarded.

Service is provided from the office in Breda, The Netherlands, and can largely also be provided ‘remotely’. The customers’ terminals are linked with the Company’s database server every few seconds, such that background tests are continuously performed to confirm that the technology is available. If the connection or operation of a terminal fails, an alert is immediately displayed on a central screen at the Company, indicating which location is affected by what problem.

Market
The Company is focused primarily on retail trade. For instance in the Netherlands (population 16.5M – the home market), some 7,500 liquor stores and supermarkets conclude about 350 million age-restricted transactions per annum and account for approximately 80% of all alcohol sold. The operable European and US market is estimated to be at least 30 times larger.

Despite the increasing social pressure to improve the quality of age verification, and a trend towards self-scan checkouts (without personnel), there is a concentrated resistance within the alcohol industry and the supermarket branch to reorganizing the way that alcohol is sold. The efforts of the Company are therefore logically also focused on breaking through the resistance in the market and offering an alternative for traditional age verification.

The objective is to introduce the Company’s products as efficiently as possible along the various paths in the retail trade, and at the same time to generate as much social support for the solution as possible. Sales are organized in such a way that these efforts and developments are well supported. Management is actively pursuing key strategic partners in the countries targeted in our business plan.

Management and personnel

The Teleconnect Board of Directors consists of three officers (Dirk Benschop, CEO and President; Gustavo Gomez, CCO and Les Pettitt, CFO) and two non-executive directors (Kees Lenselink, Director and Jan Hovers, Supervisory Director).

The Dutch subsidiaries HEM, Photowizz and Giga Matrix are managed by a team of three, with a staff of two administrators. In addition four external independent specialists (automation, design) are employed practically full time. The validation center currently employs 12 operators, bringing the total number of people involved in the operation as of September 30, 2010 at 26.

The Company currently operates 96 hours per week (coinciding with the opening times of the retail trade) and all operators work part time and in short shifts. In addition, the daily and weekly peaks and valleys in sales are extremely predictable, which makes it very simple to plan the number of required operators at a given moment of the day or week.

None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

Stage of development of business

After starting marketing the Ageviewers solution in July 2010, by September the Company had entered into contracts with over 20 individual alcohol outlets in the Netherlands for a period of 36 months of which 6 stores have received delivery of the system. Delivery of other currently outstanding orders is due during the quarter ending March 31, 2011. Initial contracts are based on revenues from advertising only, which is expected to ramp up during the fiscal quarter ending June 30, 2011. The Company does not expect that it will derive a significant percentage of its revenue from just one or few customers.

Banking arrangements and financial reporting
The Company has no outstanding bank loans and is up to date in its financial reporting.

Discontinued operation
Even though the Company has discontinued its majority share in telecommunications in Spain, it has maintained a 10% stake in Teleconnect SA. During the fiscal year 2010, Teleconnect SA continued to provide prepaid voice telephone services to its customers.

Item 1A Risk Factors

Continuity
We may not achieve or sustain profitability in the future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2010, we had an accumulated deficit of $30,019,592 and had a stockholders' deficit of $1,510,480. As shown in the accompanying consolidated financial statements, the Company had net income of $1,972,838 in 2010 due to gain of $3,119,901 on the sale of the discontinued operations while it incurred a loss of $1,828,443 in 2009. As of September 30, 2010, the Company had a working capital deficit of $1,941,946 as compared to its working capital deficit as of September 30, 2009 of $4,556,111. These factors raise substantial doubt about the Company's ability to continue as a going concern. These results and facts are the justification for the significant change in direction and focus of the Company implemented by new management.

In order for us to be successful, cash draining activities were disposed of and debt was restructured. Looking forward, when entering new markets with new innovative service offerings, such as the age validation solution, we may not succeed in attracting sufficient funds to successfully accomplish the transition that is necessary to create a viable situation.

Exit for investors
The lack of liquidity of the Company’s stock inherently has the risk that shares may not find a buyer thus making it more difficult for shareholders to sell their shares.

The market: resistance
Despite the increasing need for measures protecting youth and limiting social damage, monitoring age limits effectively also meets resistance from political and other arenas. In many cases, the legal regulation is at odds with specific objectives in the alcohol and tobacco industries which can mobilize supply industries and distribution channels in their resistance. Examples include the advertising industry, or the supermarket branch, which is financially largely dependent on the marketing of both the alcohol and tobacco products.

The strategic resistance of the alcohol and tobacco industry to changes that may affect their main distribution; the loyalty of store owners and chains of stores to the traditional verification methods imposed by branch organizations and the price perception of clients with respect to Ageviewers are factors that might negatively affect the profitability of the Company.

Management and personnel
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

If members of our senior management team or key personnel leave the Company, the Company’s ability to operate its business could be negatively affected. There can be no assurance that the Company will be successful in replacing management or key personnel in such events. Our future success depends to a significant extent on the continued services of the senior management and these key personnel. The loss of services or any other present or future key management or employee, could have a material adverse effect on our business. We do not maintain “key person” life insurance for any of our personnel.

Also, if our business grows, we might not be able to attract additionally required key employees or other highly qualified employees in the future. We have experienced this from time to time in the past, and we expect to continue to experience in the future difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish.

Sales Relationships
Management has identified that future expansion outside The Netherlands requires us to enter into partnerships with local parties. Also, our sales rely on the efforts of branch organizations that support the use of Ageviewers. If we are unable to expand and maintain our sales representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted. In addition, no assurances can be provided that these third parties are committed sufficiently to our business, that they will meet their sales targets or that they will not develop their own competitive services.

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

Suppliers
We depend on the supply of electronic components and parts from various suppliers. They have from time to time experienced short-term delays in providing the requested parts. There are no assurances that we will be able to obtain these components in the future within the time frames required by us at a reasonable cost. Any failure to obtain supplies on a timely basis and at a reasonable cost, or any interruption of local access services, could have an adverse effect on our final product and service level.

Service Disruptions
The Ageviewers solution requires real-time communications between the retail stores and the centralized validation center. If the network infrastructure of the service provider is disrupted or security breaches occur on our communications lines with our clients, we may lose clients or incur additional liabilities.

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

Competition.

The markets we serve are highly competitive and our competitors, or future competitors, may have much greater resources to commit to growth, new technology and marketing.

Many of HEM’s future competitors may have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the retail industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

*	develop and expand their, or alternative products and service offerings more quickly;
*	adapt better to new or emerging technologies and changing client needs;
*	take advantage of acquisitions and other opportunities more readily;
*	devote greater resources to the marketing and sale of their services and products; and
*	adopt more aggressive pricing policies

Variable Revenues and Operating Results
Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

*	political climate at any point in time;
*	the size and timing of significant equipment and software purchases;
*	the timing of new service offerings;
*	changes in our pricing policies;
*	the timing and completion of the expansion of our service offering;
*	the length of our contract cycles; and
*	our success in expanding our sales force and expanding our distribution channels.

In addition, a relatively large portion of our expenses are fixed in the short-term and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the factors noted above and other risks discussed in this section, you should not rely on period-to-period comparisons of our results of operations. Quarterly results are not necessarily meaningful and you should not unduly rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Common Stock may not increase or may fall. Please see Management's Discussion and Analysis of Financial Condition or Results of Operations.

Governmental Regulation
Governments are slowly approving stricter laws with respect to the penalties applied to those that sell alcohol or tobacco to minors yet some fail in the enforcement of those same laws. Lack of penalties and law enforcement significantly influence demand for effective age verification systems. No assurances can be provided that stricter laws will be implemented or existing laws will not be abolished. Also no guarantees exist that governments will impose stricter law enforcement or that existing law enforcement will not be abolished.

In addition, there are no guarantees that privacy laws might not be changed in such way that processing personal data for the purpose of preventing minors to buy alcohol or tobacco will be illegal. In such circumstances, it would be impossible for the Company to continue its operations in age validation.

Consumer susceptibility for privacy issues
Abuse of personal data in any other system, such as camera systems or body scanners, might affect the public opinion on the automated processing of personal data and images. If the public opinion would turn against systems that process these data, this might severely affect our continuity.

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

Future Sales of Our Common Stock May Depress Our Stock Price
The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were 4,953,700 post-split shares of our Common Stock outstanding as “restricted securities” as defined in Rule 144 as of September 30, 2010, which will be available for sale in the future. This number of shares takes into consideration the 1-for-100 reverse split approved at the shareholders meeting of November 12, 2009. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

Technological Changes
Global industries are subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, for the development of, and access to everything from communications and networking technologies, to hardware, components and parts for user terminals. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. We must anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan.

Voting Control

The largest single shareholder of the Company as of September 30, 2010, Mr. Hendrik van den Hombergh, owned directly and beneficially approximately 36.0% of the Company’s outstanding Common Stock as of that date. During 2010, this stockholder has financially made possible the change in course described earlier. As of September 30, 2010, Mr. Geeris remained a significant shareholder of the Company with 31.8% of the common stock of the Company. Subsequent to September 30, 2010, with the issuance of stock in relation to the purchase of HEM, the percentage ownership of Mr. van den Hombergh was 31.7% and that of Mr. Geeris became 28.0%

Item 1B    Unresolved Staff Comments

None

Item 2.      Properties

The Company’s principal executive offices were located during fiscal 2010 at Oude Vest 4, 4811 HT, Breda, The Netherlands.

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

During fiscal 2010, the Company has commenced legal actions in Spain and The Netherlands against parties which owe money to the Company. One of these parties has filed a counterclaim in defense against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

During the fiscal year ended September 30, 2010, security holders of the Company were asked to vote to approve a 1-for-100 reverse stock split; which was approved on November 12, 2009. Shareholders were also requested on November 12, 2009 to ratify the Board’s decision to sell the Spanish subsidiaries and on October 8, 2010 to ratify the purchase of HEM. In both cases approval was obtained.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Common Stock of the Company is currently traded on the NASD Pink Sheets under TLCO.PK. Steps are being taken to bring the Company back to the OTC Bulletin Board where it used to be quoted as TLCO.OB.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by Pink Sheets (formerly known as National Quotation Bureau, L.L.C.) for the periods indicated. For consistency reasons with the financial statements, the per share historical prices listed below, reflect retroactively the effect of the 1-for-100 reverse split approved by the majority of the shareholders of the Company at its shareholders’ meeting on November 12, 2009.

	High Closing Bid Price	Low Closing Bid Price
Year Ended December 31, 2008
1 st Quarter	$2.90	$0.60
2 nd Quarter	$0.90	$0.70
3 rd Quarter	$0.70	$0.50
4 th Quarter	$3.00	$3.00

Year Ended December 31, 2009
1 st Quarter	$1.00	$0.30
2 nd Quarter	$1.50	$0.10
3 rd Quarter	$2.50	$0.80
4 th Quarter	$2.50	$1.00

Year Ended December 31, 2010
1 st Quarter	$1.55	$0.41
2 nd Quarter	$1.40	$1.10
3 rd Quarter	$1.15	$0.60
4 th Quarter (up to December 14, 2010)	$1.05	$0.60

Stock Option, SAR and Stock Bonus Consultant Plan

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 200,000 post-split shares of Common Stock for issuance under the Plan. The Plan allowed us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions. At the termination date of the Plan, on midnight May 31, 2010, there had been 145,743 shares of common stock issued under the Plan.

On October 8, 2010, the Company adopted and approved its 2010 Stock Option, SAR and Stock Bonus Plan (the “2010 Plan”) which reserved 500,000 shares of Common Stock for issuance under this new 2010 Plan. This Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to Officers, Directors or consultants to the Company. As of the date of this filing, no shares have been issued under this 2010 Plan.

Sale of Unregistered Securities

During the fiscal year ended September 30, 2010, there were no sales of unregistered securities.

Item 6. Selected Financial Data

The following table sets forth certain operating information regarding the Company.

	Year Ended	Year Ended
	September 30, 2010	September 30, 2009
Revenues	$254,446	$361,989
Cost of sales	$282,333	$435,147
Selling, general and administrative	$968,146	$1,365,550
Depreciation	$2,619	$31,794
Other income	$87	$21,652
Loss on investment	$(130,057)	$(44,626)
Interest expense – related parties	$(68,111)	$(54,396)
Benefit (provision) for income taxes	$49,670	$(50,000)
Net loss from continuing operations	$(1,147,063)	$(1,597,872)
Net income (loss) from discontinued operations	$3,119,901	$(230,571)
Net income (loss)	$1,972,838	$(1,828,443)
Comprehensive income (loss)	$1,889,174	$(1,774,596)
Net income (loss) per share	$0.40	$(0.43)

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

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2 to the financial statements. We consider the following accounting policies to be the most critical:

Estimates. The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the reselling and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenue from the sale of multimedia hardware components from our Photowizz subsidiary are recognized in the period in which title has passed and services have been rendered.

Revenue from sales of telecommunication services (included in discontinued operations) is generally recognized during the period when the services are rendered. Prepaid services which have not yet been rendered are reflected in deferred income until such time as the services are rendered.

Accounting for Stock-Based Compensation. The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock option awards, if any, are estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock awards, if any, are based on the fair value of the Company’s common stock on the date of the grant. The compensation expense for stock-based awards is reduced by an estimate of forfeitures and is recognized over the expected term of the award under a graded vesting method.

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

Segment Reporting. Based on the criteria within accounting guidance, we have determined that we have two reportable segments; the age-validation sales and services, which as per September 30, 2010, encompasses Photowizz, and telecommunications systems and related services (discontinued operations) which encompasses the companies of Teleconnect Comunicaciones SA, Teleconnect Telecom SL, Recarganet.

Discontinued operations. In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect SA, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect SA with the Company retaining 10% of Teleconnect SA. The Company perfected the sale in 2010.

Overview

At the time of this filing, we derived our revenues from continuing operations primarily from the sale of multimedia terminals and hardware components to the suppliers of retail chains. These terminals and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results will depend in the future upon the success of the four pillars described in our business model which is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors.

Today, our existing revenues may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and is expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

The Company is not reliant on any specific customer for revenues. The Company’s present and future revenues are based on the following four pillars: the manufacturing and leasing of electronic age validation equipment, the performance of age validation transactions remotely, the performance of market surveys and the broadcasting of in-store commercial messages using age validation equipment in between age checks.

As of November 25, 2009, the Company no longer perceives any revenues from the discontinued operations. The remaining 10% shareholding the Company has retained in Teleconnect SA, may provide for future revenue in the form of dividend and /or sales of stock.

Year Ended September 30, 2010, compared to year ended September 30, 2009

Assets. Total assets as of September 30, 2010 decreased 48.5% to $1,936,685 from $3,765,332 at September 30, 2009. This decrease is due primarily to approximately $1,260,000 from previous year’s discontinued operations which were sold in 2010 as well an increase in our reserve for slow moving inventory of $57,467; losses on our investment in Giga Matrix of $130,057; and $54,592 of notes receivable which were transferred in connection with the sale of our Spanish subsidiaries offset by a minor increase in accounts receivable.

Liabilities. Total liabilities as of September 30, 2010 decreased 51.9% to $3,447,165 compared to $7,164,986 as of September 30, 2009. This decrease is due primarily to the elimination of $4,377,269 of liabilities associated with our discontinued operations offset by an increase of $652,805 in loans from related parties.

Revenues. Revenues from continuing operations for the year ended September 30, 2010 amounted to $254,446 compared to $361,989 in the prior year; a decrease of 29.7%. 2009 revenues primarily were derived from the sales of calling credit through kiosks that Photowizz custom built and installed in supermarkets for a Netherlands customer. These calling credit sales were terminated during this fiscal year because they generated insufficient margin for Photowizz and involved a credit risk from unused calling credits. Photowizz’ activities have been transformed during the fiscal year to compliment the Company’s future core business. The decrease in sales is attributed to this transformation.

Pricing Policies. The pricing for our products and services from continuing business may vary depending on which combination of services is provided, the speed of service, geographic location and capacity utilization. It is not the intention of the Company to enter “price wars”, but the Company will market its Ageviewers solution at reduced cost at strategically selected locations if the reduced revenues can be offset with revenue generated from in-store commercial messages or market surveys, for example. The Company strives to differentiate itself with the effectiveness of its service and by achieving more added value from the hardware and connectivity installed with regards to age validation.

Client Contracts. Our contracts with customers generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can add additional services to existing contracts, enabling clients to increase the number of locations. Recent contracts for the age-verification service are for a 36-month period.

Cost of Sales. Cost of sales from continuing operations for the year ended September 30, 2010 amounted to $282,333 as compared to $435,147 for the year ended September 30, 2009. Cost of sales decreased 35.1% while Revenues decreased by 29.7% due to the excess capacity costs associated with the discontinued sales of calling credit and with the rescheduled delivery of hardware components for first quarter of fiscal 2011. The cost of sales in 2010 includes a charge for slow moving inventory of $57,467 compared to $128,678 in 2009.

Accordingly; we reflected a gross loss during fiscal 2010 of $27,887 compared to a gross loss in 2009 of $73,158.

Selling, General and Administrative. Selling, general and administrative expenses during 2010 was $968,146, a decrease of $397,404 or 29.1% from the prior year’s operating expenses of $1,365,550. This decrease is primarily due to the reduction in the use of outside professional services related to the Company’s accounting and taxes in 2010 compared to 2009.

Interest Expense . Interest expense for the year ended September 30, 2010 was $68,111 compared to $54,396 for the prior year; an increase of 13,715 or 25.2%. This increase was due primarily to an increase in loans made from affiliated parties during 2010 which resulted in additional interest as compared to 2009.

Loss From Discontinued Operations

The following table sets forth certain operating information regarding the discontinued operations:

	Year Ended Sept 30, 2010	Year Ended Sept 30, 2009

Revenues	$586,479	$4,274,248
Cost of sales	364,021	3,070,712
Gross profit	222,458	1,203,536
Selling, general and administrative expenses	218,695	1,430,742
Depreciation	7,466	101,648
Operating loss	(3,703)	(328,854)
Gain on sale of subsidiary	3,145,545	85,308
Other income (expense)	(21,941)	12,975
Gain (loss) from discontinued operations	$3,119,901	$(230,571)

Revenues . Revenues from discontinued operations in 2010 decreased 86.3% to $586,479 compared to $4,274,248 in 2009. The decrease in sales is due to the fact that the sales for the current fiscal year consider only the period from October 1 to November 25, 2009; date at which the subsidiaries were sold.

Cost of Sales. Cost of sales in 2010 was $364,021, a decrease of 88.1% from the prior year cost of sales of $3,070,712. The decrease in cost of sales is also due to the fact that the cost of sales for the current fiscal year consider only the period from October 1 to November 25, 2009; date at which the subsidiaries were sold.

Selling, General and Administrative. Selling, general and administrative expenses in 2010 were $218,695 a decrease of $1,212,047 or 84.7% from the prior year´s operating expenses of $1,430,742. Similarly, this change is due primarily the fact that the operating expenses for the current fiscal year also consider only the period from October 1 to November 25, 2009.

Net Loss. In 2010 the Company reported a net gain from discontinued operations of $3,119,901 compared to a net loss of $230,571 during 2009. The change is a direct result of sale of the remaining Spanish subsidiaries in 2010.

Net cash used in operating activities

In 2010, the Company used $801,405 in operating activities which was primarily from net losses before discontinued operations during the year and changes to current assets and liabilities. The Company used $1,274,661 of its cash in operations in 2009 primarily from net losses during the year.

Net cash used in investing activities

The Company generated cash from investing activities in 2010 of $3,845 from the disposal of assets. In 2009, the Company generated cash from investing activities of $233,163 principally from discontinued operations.

Net Cash provided by financing activities

The Company generated cash from financing activities of $810,767 in 2010 through loans from related parties. During 2009, the Company generated cash of $861,137 through loans from related parties of $900,886 offset by repayments on capital leases of $39,749.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowing, and upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments . The following table is a summary of the Company’s contractual obligations as of September 30, 2010.
		Payments Due by Period
	Total	Less than One Year	1-3 Years
Loans from related parties	$2,790,765	$2,790,765	$-
Note payable to third party	300,256	300,256	-
Operating Leases	15,088	15,088	-
Total Contractual Cash Obligations	$3,106,109	$3,106,109	$-

Recent Accounting Pronouncements .

In June and December 2009, the FASB issued amendments to existing accounting guidance to address the elimination of the concept of a qualifying special purpose entity. The amendments also replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amendments provide more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this guidance in the first quarter of 2010, and it did not have a material impact on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued amendments to existing accounting guidance regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. These amendments require additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this amendment requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This amendment is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of these amendments; however, we do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amendments to existing accounting guidance regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this amendment, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This amendment was effective upon the issuance of this amendment. The adoption of this amendment did not have a material impact on our consolidated financial statements

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

On November 12, 2009, at a meeting of the shareholders of Teleconnect Inc, all shareholders present, representing 94.69% of the outstanding shares of common stock of the Company, unanimously agreed on the sale of the Spanish subsidiaries. The stock purchase agreements were formalized on November 25, 2009 before a public Spanish notary upon approval by the Company’s shareholders. By selling off the Spanish subsidiaries and maintaining a 10% stake in Teleconnect Comunicaciones SA, Teleconnect Inc is relieved of its obligation to fund these companies whereas Teleconnect Inc. could possibly benefit from future dividends, if so declared by Teleconnect SA.

The shareholders’ also approved a reverse split of the Company’s Common Stock in the ratio of 1-for-100 at the November 12, 2009 shareholders’ meeting.

On October 8, 2010, at a meeting of the shareholders of Teleconnect Inc, all shareholders present, representing 91.69% of the outstanding shares of common stock of the Company, agreed to approve the Company’s 2010 Stock Option, SAR and Stock Bonus Plan. At the same meeting, the shareholders ratified the decision of the Board of Directors to complete the purchase of HEM.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheets of Teleconnect Inc. and its subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Coulter & Justus, P.C.

December 23, 2010

Knoxville, Tennessee

TELECONNECT, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,420	$15,652
Accounts receivable - trade	36,276	2,911
Due from Giga Matrix Holding, B.V.	361,441	530,992
Inventory, work in process (net of reserve for slow moving inventory
of $187,478 and $139,109 at September 30, 2010 and 2009,respectively)	1,076,580	1,419,522
Prepaid taxes	8,278	-
Prepaid expenses	5,224	6,994
Asset of discontinued operations	-	632,804

Total current assets	1,505,219	2,608,875

PROPERTY AND EQUIPMENT, NET	7,120	14,574

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	424,346	455,283
Long-term notes receivable (net of allowance for bad debts
of $558,136 and $560,974 at September 30, 2010 and 2009, respectively)	-	58,572
Assets of discontinued operations	-	628,028

	$1,936,685	$3,765,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$111,576	$106,155
Accrued liabilities:
Related parties	127,619	54,347
Other	36,949	47,059
Notes payable	300,256	322,146
Income Taxes payable	80,000	130,000
Loans from related parties	2,790,765	2,128,010
Liabilities of discontinued operations	-	4,377,269

Total current liabilities	3,447,165	7,164,986

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 4,953,700 shares outstanding	4,954	4,954
Additional paid-in capital	31,511,257	31,511,257
Accumulated deficit	(30,019,592)	(31,992,430)
Accumulated other comprehensive loss	(3,007,099)	(2,923,435)

Total stockholders' deficit	(1,510,480)	(3,399,654)

	$1,936,685	$3,765,332

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2010	2009

SALES	$254,446	$361,989

COST OF SALES	282,333	435,147

GROSS LOSS	(27,887)	(73,158)

OPERATING EXPENSES:
Selling, general and administrative expenses	968,146	1,365,550
Depreciation	2,619	31,794

Total operating expenses	970,765	1,397,344

LOSS FROM CONTINUING OPERATIONS	(998,652)	(1,470,502)

OTHER INCOME (EXPENSES):
Interest income	87	21,652
Loss on investment	(130,057)	(44,626)
Interest expense	(68,111)	(54,396)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,196,733)	(1,547,872)

BENEFIT (PROVISION) FOR INCOME TAXES	49,670	(50,000)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,147,063)	(1,597,872)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,119,901	(230,571)

NET INCOME (LOSS)	$1,972,838	$(1,828,443)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
From continuing operations	$(0.23)	$(0.38)
From discontiued operations	0.63	(0.05)
Total	$0.40	$(0.43)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	4,953,700	4,254,836

THE COMPONENTS OF COMPREHENSIVE INCOME (LOSS):
Net Income (loss)	$1,972,838	$(1,828,443)
Foreign currency translation adjustment	(126,764)	81,586
Tax effect on currency translation	43,100	(27,739)

COMPREHENSIVE INCOME (LOSS)	$1,889,174	$(1,774,596)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	As adjusted for stock split				Accumulated
	Number	$0.001	Additional		Other	Total
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Deficit
Balance, October 1, 2008	3,322,520	$3,322	$29,328,823	$(30,163,987)	$(2,977,282)	$(3,809,124)

Conversion of debt to common stock	1,671,180	1,672	2,109,599	-	-	2,111,271
Retirement of common stock	(40,000)	(40)	40	-	-	-
Capital contribution for stock award	-	-	72,795	-	-	72,795
Foreign currency translation adjustment, net of tax	-	-	-	-	53,847	53,847
Net loss	-	-	-	(1,828,443)	-	(1,828,443)
Balance, September 30, 2009	4,953,700	4,954	31,511,257	(31,992,430)	(2,923,435)	(3,399,654)

Foreign currency translation adjustment, net of tax	-	-	-	-	(83,664)	(83,664)
Net income	-	-	-	1,972,838	-	1,972,838
Balance, September 30, 2010	4,953,700	$4,954	$31,511,257	$(30,019,592)	$(3,007,099)	$(1,510,480)

The accompanying notes are an intergral part of these financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,972,838	$(1,828,443)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,619	31,794
Stock-based compensation	-	72,795
Inventory allowance	57,467	128,678
Fixed asset impairment	-	43,412
Loss on equity investments	130,057	44,626
Gain on sale of subsidiaries	(3,145,545)	-
Change in operating assets and liabilities
Accounts receivable - trade	(33,563)	67,935
Accounts receivable - other	-	1,014
Inventory	189,018	23,978
Prepaid expenses	1,295	7,660
Prepaid taxes	(8,278)	45,726
Accounts payable	12,634	(65,667)
Accrued liabilities and income taxes payable	20,053	8,620
Operating cash flows from discontinued operations	-	143,211

Net cash used in operating activities	(801,405)	(1,274,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	3,845	-
Investing activities of discontinued operations	-	233,163

Net cash provided by investing activities	3,845	233,163

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related parties	810,767	900,886
Payments on capital leases	-	(39,749)

Net cash provided by financing activities	810,767	861,137

EFFECT OF EXCHANGE RATE	(11,439)	147,671

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,768	(32,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,652	48,342

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,420	$15,652

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Stock-based compensation	$-	$72,795
Common stock issued for conversion of debt and accrued interest	$-	$2,111,271

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1. THE COMPANY

Teleconnect Inc. (the “Company”, “Teleconnect”, “we”, “us” or “our”) was incorporated under the laws of the State of Florida on November 23, 1998. The Company is engaged in the sale of multimedia hardware components and, with the our acquisition of Hollandsche Exploitatie Maatschappij BV (HEM), a Dutch entity established in 2007, subsequent to September 30, 2010, we are preparing a new service offering based on remotely performing age verification checks for retail stores and supermarkets in order to reduce the possibilities of selling alcohol and tobacco to under aged youths. All of the Company’s operations are in the European Union. Prior to November 25, 2009 the Company offered telecommunication services for home and business use in Spain (see Note 3).

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts and notes receivable -

Trade accounts receivable and notes receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. When accounts are determined to be uncollectible they are charged off against an allowance for doubtful accounts. Also, accounts determined to be uncollectible are put in nonaccrual status whereby interest is not accrued on those accounts. Credit losses, when realized, have been within the range of the Company’s expectations. As of September 30, 2010, one customer accounted for 94% of accounts receivables. As of September 30, 2009, one customer accounted for 28% of accounts receivable and another customer accounted for 28% of accounts receivable included in assets of discontinued operations.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. There were no advertising and sales promotion costs in 2010 and $24,394 in 2009.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and highly liquid investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at September 30, 2010 was held in European financial institutions and is not insured.

Consolidation Policy -

The consolidated financial statements include the accounts of the Company and its subsidiary PhotoWizz BV for the year ended September 30, 2010, in addition to the accounts of its discontinued subsidiaries Teleconnect SA, Teleconnect Telecom, and Recarganet which were sold in November 2009. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition -

The Company recognizes revenue from the sale of multimedia hardware components in the period in which title has passed and services have been rendered. During the years ended September 30, 2010 and 2009 revenues from HEM was 84% and 36% of total sales, respectively. Prior to November 25, 2009, the Company recognized revenue from the sale of calling cards in the period in which the time on the cards is utilized (see Note 3).

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

Reclassifications –

Certain amounts in prior year have been reclassified to conform to current year classifications.

Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Adjustments -

The financial position and results of substantially all foreign operations are consolidated using the local currency (the Euro) in which the Company operates as a functional currency. The financial statements of foreign operations are translated using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations.  The related translation adjustments are reported as a separate component of shareholders’ equity.

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

Property and equipment -

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expenses as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses included in the results of operation for the respective period.  Depreciation is computed on a straight line basis over the useful life which is 5 to 7 years.

Goodwill –

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the years ended September 30, 2010 and 2009, the Company did not incur any charges for impairment.

Variable Interest Entities -

The Company analyzes any potential variable interest or special-purpose entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has analyzed its investment in Giga (see Note 15) and after analysis we have determined that, while Giga is a VIE as defined by FASB ASC 810-10, we are not the primary beneficiary, and therefore Giga is not required to be consolidated.

Fair value of financial instruments –

The Company applies accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  The guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  September 30, 2010 and 2009 the fair value of cash, accounts receivable, other receivables, accounts payable, notes payable, and accrued expenses approximated carrying value due to the short maturity of these instruments.

Accounting for Stock-Based Compensation –

The Company accounts for employee equity awards under the fair value method.  Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award.  The fair value of stock option awards, if any, are estimated using the Black-Scholes option pricing model.  Estimated compensation cost relating to restricted stock awards, if any, are based on the fair value of the Company’s common stock on the date of the grant.  The compensation expense for stock-based awards is reduced by an estimate of forfeitures and is recognized over the expected term of the award under a graded vesting method.

New Accounting Pronouncements -

In June and December 2009, the FASB issued amendments to existing accounting guidance to address the elimination of the concept of a qualifying special purpose entity. The amendments also replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amendments provide more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this guidance in the first quarter of 2010, and it did not have a material impact on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued amendments to existing accounting guidance regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  These amendments require additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this amendment requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This amenment is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of these amendments; however, we do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amendments to existing accounting guidance regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this amendment, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This amendment was effective upon the issuance of this amendment.  The adoption of this amendment did not have a material impact on our consolidated financial statements

3. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect SA, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect SA for €1,001 with the Company retaining 10% of Teleconnect SA. The Company accounts for its remaining stake in Teleconnect SA by the cost method.

The sale of ITS Europe to certain employees and officers of Teleconnect SA for €1 and the assumption of ITS Europe debts was completed on May 14, 2009 and resulted in a gain on the sale of subsidiary of $85,308.

Summarized financial information (which consists principally of Teleconnect SA) included in discontinued operations is as follows for the year ended September 30:

	2010	2009

Sales	$586,479	$4,274,248
Cost of Sales	364,021	3,070,712
Gross Profit	222,458	1,203,536
Selling, general and administrative expenses	218,695	1,430,742
Depreciation	7,466	101,648
Operating loss	(3,703)	(328,854)
Gain on sale of subsidiary	3,145,545	85,308
Other income (expense)	(21,941)	12,975
Income (loss) from discontinued operations	$3,119,901	$(230,571)

The net liabilities of discontinued operations (which consist principally of Teleconnect SA), which are included in the consolidated balance sheets as assets and liabilities of discontinued operations, consist of the following at September 30:

	2010	2009
Cash	$-	$23,938
Accounts receivable – trade, net of allowance for doubtful accounts of $714,782 at September 30, 2009	-	385,914
Accounts receivable - other	-	207,953
Inventory	-	12,631
Prepaid expenses	-	2,368
Current assets of discontinued operations	-	632,804

Property and equipment, net	-	385,820
Vendor deposits	-	242,208
Other assets of discontinued operations	-	628,028

Accounts payable	-	1,372,068
Accrued liabilities	-	189,246
Taxes payable	-	342,231
Notes payable	-	146,430
Due from related parties	-	259,181
Deferred income	-	2,068,113
Liabilities of discontinued operations	-	4,377,269

Net liabilities of discontinued operations	$-	$3,116,437

Substantially all interest expense is allocated to the ongoing operations of the parent company.

4.  NOTES RECEIVABLE

In February 2007, the Company loaned $512,505 to a business development firm with a maturity date of February 2009. The note is in default and the Company has pursued legal action for collection. The amount (including unpaid interest) was reserved as of September 30, 2010 and 2009.

5. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of September 30:

	2010	2009
Computers and switching systems	$112,283	$129,670
Less: Accumulated depreciation	(105,163)	(115,096)
Net property and equipment	$7,120	$14,574

During the year ended September 30, 2009 Photowizz recognized impairment of $43,412 on computers and equipment no longer used to produce kiosks. The impairment is included in selling, general and administrative expense in the consolidated statements of operations.

6. LOANS FROM RELATED PARTIES

As of September 30, 2010 and 2009, the Company had short term loans totaling $2,790,765 and $2,128,010, respectively, from shareholders. These loans bear interest at 4% annually, are unsecured and due upon demand. Interest expense of $64,025 and $48,497, respectively, was incurred on these notes during 2010 and 2009.  Accrued interest on these loans totaled $111,348 and $54,347 at September 30, 2010 and 2009, respectively.

7. NOTE PAYABLE

As of September 30, 2010 and 2009 the Company has two short-term bridge loans totaling $300,256 and $322,146, respectively, from a potential investor.  The notes bear interest between 0% and 8% per year and are due on demand.

8. LEASES

The Company leases its office and warehouse space under a lease expiring December 2011.  The future lease payments required under the lease in the next year are $15,088.  Total rent expense for the years ended September 30, 2010 and 2009 was $23,133 and $21,998, respectively.

9. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:

	2010	2009
Bad debt allowances	$199,978	$196,897
Litigation reserve and other reserves	(1,496)	4,601
Equity method investment loss	107,680	50,328
Capital loss carry-forwards	443,167	-
Tax carry forwards	4,665,129	11,605,820
Valuation allowance	(5,414,458)	(11,857,646)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision is as follows for the years ended September 30:
	2010	2009
Income tax (benefit) provision at U.S Federal statutory rate	$653,877	$(621,670)
Foreign losses taxed at rates other than 34%	38,475	66,155
Tax effect of capital loss carryover absorbed	(1,069,485)	1,291
Foreign tax return adjustments	-	-
Temporary tax differences	44,219	-
(Decrease) increase in penalties and interest on delinquent tax returns	(49,670)	50,000
(Decrease) increase in valuation allowance, net of foreign currency adjustments	(382,584)	554,224
Tax (benefit) provision	$(49,670)	$50,000

The following table summarizes the amount and expiration dates of our operating loss carryovers as of September 30, 2010:

	Expiration Dates	Amounts
U.S. federal net operating loss carryovers	2024-2029	$12,693,023
Non-U.S. net operating loss carryovers	2022-2025	1,747,516
Total		$14,440,539

As a result of significant pre-tax losses, the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.  Accordingly a full valuation allowance has been established against our deferred tax assets.  During 2010, the Company decreased its valuation allowance by $6,443,188 to reflect the effect of use of capital loss carryovers to offset current year income as well as  disposal of losses from Teleconnect SA, Teleconnect Telecom and Recarganet.

The Company was delinquent in filing tax returns with the Internal Revenue Service and state taxing authorities in 2007.  With respect to the fiscal year 2008 returns, $50,000 of penalties and interest have been abated and are included in the current year income tax benefit offset by $330 in accrued state penalties and interest.

Tax returns for the years ended September 30, 2006 through September 30, 2010 are subject to examination by the Internal Revenue Service.

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

11. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2010 or 2009.

12. EQUITY TRANSACTIONS

On November 12, 2009 the shareholders approved a 1-for-100 reverse stock split of the Company’s common stock.  This reverse stock split has been reflected retroactively for all periods presented in these consolidated financial statements.

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

13. STOCK WARRANTS AND OPTIONS

On February 1, 2004, the Company issued restricted stock options which have a term of five years at an exercise price of $25 per share covering 10,000 shares of restricted common stock. The options could have been exercised on or after January 1, 2005, however they expired during the year ended September 30, 2010. Restricted stock on the date the option was granted was valued at $10 per share based on other restricted stock transactions during the year.

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 200,000 of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions.   As of May 31, 2010, date at which the plan expired, 145,743 shares of common stock had been issued under this plan.

During 2010 and 2009 no stock options were issued.

On October 8, 2010, the shareholders approved the 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) authorizing 500,000 shares of Common Stock to be reserved for issuance under the Plan.

Information with respect to stock options for restricted common stock outstanding are as follows as of September 30, 2009:

	Average	Exercise
	Shares	Price

Outstanding at beginning of year	10,000	$25.00
Granted at market value	—	—
Exercised	—	—

Expired	(10,000)	$25.00

Outstanding at the end of year	—	$—

14. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods.

The following reconciles the components of the loss per share computation for the years ended September 30:

	2010	2009
Basic and Diluted income (loss) per share computation
Numerator:
Net loss from continuing operations	$(1,147,063)	$(1,597,872)
Net income (loss) from discontinued operations	$3,119,901	(230,571)

Denominator:
Weighted average common shares outstanding	4,953,700	4,254,836
Basic and Diluted loss per share
From continuing operations	$(0.23)	$(0.38)
From discontinued operations	$0.63	$(0.05)

15. GIGA MATRIX HOLDING

The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $130,057 and $44,626 in losses on its equity investment during 2010 and 2009, respectively.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Assets and liabilities of Giga at September 30, 2010 and 2009 are as follows:

	2010	2009
	(Unaudited)	(Unaudited)
Assets:
Current assets	$78,458	$103,249
Financial assets – non-current	215,805	197,877
Fixed assets	3,154	11,026
Intangible assets	41,352	46,563
	$338,769	$358,715

Liabilities:
Current liabilities	$386,513	$271,294
Long-term debt	688,277	738,455
	$1,074,790	$1,009,749

Results of operations
Net loss	$(128,454)	$(166,000)

16. SUBSEQUENT EVENTS

On October 15, 2010, the Company completed the acquisition of HEM. HEM’s core business involves the age validation of consumers when purchasing products which cannot be sold to minors, such as alcohol or tobacco. The Company regards this age validation business as its new strategic direction. The Dutch companies acquired in 2007 (Giga Matrix, 49% and Photowizz, 100%) are considered to function complementary to this new service offering.  During 2010 and 2009 the Company paid consulting services of $171,346 and $169,617, respectively, to certain shareholders of HEM.  As of September 30, 2010, there was $16,271 of these costs included in accrued expenses.

Through the purchase of HEM and its ownership in Photowizz and Giga Matrix the Company now controls all four pillars under its business model: the manufacturing and leasing of electronic age validation equipment, the performance of age validation transactions remotely, the performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment in between age checks.

The Company purchased 100% of HEM in exchange for 675,505 shares of the Company’s common stock with a fair value of $709,280 based on the quoted closing price of the Company’s common stock on the date of the purchase.  The Company is currently in the process of determining the fair value of certain HEM assets and liabilities to aid in the allocation of the purchase price.

During the period October 1, 2010 to December 31, 2010, a related party advanced the Company approximately $221,000 to help cover normal operating costs in the short term. The advances are due on demand and are non-interest bearing.

On December 2, 2010 the Company agreed to issue 250,000 shares of Company common stock in exchange for approximately $356,000 in accrued related party interest and further reached an agreement that the outstanding loans from this party amounting to $7,532,331 (5,519,000 Euros) would bear no interest for the period October 1, 2010 through September 30, 2011. Of the outstanding loans, $404,544 is included in loans from related parties in these financial statements, the balance of $7,127,787 is reflected to HEM.

Subsequent to September 30, 2010, foreign exchange rates have changed; it is not practicable to determine the effect of these changes on these financial statements.

17. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred net losses from continuing operations of $1,147,063 for the year ended September 30, 2010 and $1,597,872 in 2009.  In addition, the Company has incurred substantial losses since its inception.

As of September 30, 2010, the Company had a working capital deficit of $1,941,946 as compared to its working capital deficit as of September 30, 2009 of $4,556,111.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. Management has also completed the purchase of HEM to move toward profitability and has commitments from related parties for short-term financing.  Management expects additional financing through long-term borrowing and equity placements in the future.   There can be no assurance that management's plan will be successful.

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A)T.    Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2010, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-K for September 30, 2010, has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not sufficiently adequate nor effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared. The actions being taken by the Company to address these ineffective disclosure controls and procedures are set forth in the following section.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  Our management has concluded that during the period covered by this report that our internal control over financial reporting was not sufficiently effective and that there are material weaknesses in our internal control over financial reporting.    A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has policies and procedures that require the financial statements and related disclosures be reviewed and that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The Company was required to correct its reporting of investments accounted for under the equity method of accounting during the year ended September 30, 2010.

In order to mitigate this material weakness, management intends to implement procedures providing for the review of all subsidiary supplied financial statements, consolidated financial statements and the notes thereto to assure they are in compliance with accounting principles generally accepted in the United States of America.

At the subsidiary level there is a lack of segregation of duties over cash disbursements.

In order to mitigate this material weakness, management intends to implement controls to insure that all disbursements are reviewed by responsible parties within the Company before funds are disbursed.

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

B. Changes in Internal Controls . There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.   The Company identified certain weaknesses in its control procedures during 2009 and 2010 and is in the process of establishing the principles to correct these as well as to implement proper Corporate Governance; the first step of which was to name three members to the Board of Directors in October 2010 as well as having established an Audit Committee, and a Stock Bonus Plan Committee.

Item 9B.    Other Information
None

PART III

Item 10.     Directors, Executive Officer and Corporate Governance

The directors and officers of the Company as of September 30, 2010 are as follows:

Name	Age	Position

Dirk L. Benschop	43	Director, Chief Executive Officer, President and Treasurer
Mr Jan Hovers	67	Supervisory Director

The background and principal occupations of each director and officer of the Company are as follows:

Mr. Benschop became Chief Executive Officer, President, Treasurer and Secretary of the Company on December 11, 2008, upon the resignation of Mr. Geeris.  Mr. Benschop is a seasoned businessman and entrepreneur.  Mr. Benschop is a major stakeholder in Giga Matrix BV.

Mr. Hovers became a Supervisory Director on February 23, 2010. Mr. Hovers is a seasoned successful executive board member with extensive experience in corporate governance, expansion and publically traded companies. Mr. Hovers, former CEO of Stork NV and former member of the Supervisory board of the DUTCH CENTRAL BANK (DNB NV), obtained his Ph.D. in Econometrics from Tilburg University, The Netherlands in 1972. Mr. Hovers oversees and advises on all corporate governance issues as well as provides recommendations on the Company’s current intentions to expand its business.

Item 11.     Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2010.

					Long-Term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Other Annual Compensation	Restricted Stock Awards(3)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Dirk L. Benschop	2010	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President,	2009	$0	$0	$0	$72,785	$0	$0	$0
Secretary and Treasurer

All executive officers as a group $0

(1)	Mr. Benschop received no salary or bonus during fiscal 2010.

(2)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

During the fiscal year ended September 30, 2010, the Company did not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors. The Company does have a Stock Option Plan Committee which has been established to administer the stock option, SAR and stock bonus plans of the Company. The Board of Directors, comprised of Mr. Benschop, and Mr. Jan Hovers at September 30, 2010, named three more members to the Board of Directors at a meeting held on October 8, 2010.  These new members are; Mr. Kees Lenselink, Mr. Les Pettitt (also Chief Financial Officer) and Mr. Gustavo Gomez (also Chief Compliance Officer). At the same meeting, an Audit Committee was established as well as a new Stock Plan Committee.

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

2006 Stock Option, SAR and Stock Bonus  Plan

Effective March 31, 2006, the Company adopted and approved its 2006 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 200,000 post-split shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to consultants to the Company which may be subject to restrictions. At the termination date of this Plan, on midnight May 31, 2010, there had been 145,743 shares of common stock issued under this plan.

Given the lack of a Stock Bonus Plan at September 30, 2010 (due to the natural termination of the previous Plan), subsequent to year end, effective October 8, 2010, the Company adopted and approved its 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 500,000 shares of Common Stock for issuance under this new 2010 Plan. This Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to Officers, Directors or consultants to the Company. As of the date of this filing, no shares have been issued under this 2010 Plan.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

The Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended September 30, 2010.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock splits, beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of the Company as of September 30, 2010 are as follows:

	Shares	Percent of
Management Shareholders (1)	Beneficially Owned (1)	Common Stock
Leonardus Geeris	1,574,136	31.8%
Hendrik van den Hombergh	1,784,733	36.0%
DLB Finance and Consultancy BV (2)	291,180	5.9%

Directors, officers as a group (1) person, including the above persons	291,180	5.9%

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

(2)	DLB Finance and Consultancy BV is owned by Dirk L. Benschop, the director, Chief Executive Officer and Treasurer of the Company.

(3)	Mr. de Borbon resigned as a director of the Company on November 26, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

At September 30, 2010, the Company had outstanding loans from HEM, of $1,580,692 with accrued interest of $44,974. DLB Finance and Consultancy BV owned a 25% interest in HEM as of September 30, 2010.  These loans were made in the ordinary course of business and bear interest at 4% per year.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2010 and 2009 are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Coulter & Justus PC for fiscal year ended September 30, 2009	$105,779	$0	$0	0
Coulter & Justus PC for fiscal year ended September 30, 2010	$243,149	$0	$57,043	$0

The Company did not have an audit committee at the end of fiscal 2010. As a result, our Board of Directors performed the duties and functions of an audit committee. The Company's Board of Directors has evaluated and approved in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. At the Board Meeting dated October 8, 2010, an audit committee was established and its initial two members are: Les Pettitt, Director and Chief Financial Officer and Mr. Kees Lenselink, Director.  The Company is currently searching for its third member of the audit committee.

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
1(iii) Amendment to Articles of Incorporation
An Amendment to the Articles of Incorporation of the Company filed on February 26, 2003, is incorporated hereby by reference to Exhibit 1 (iii) to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2009.

1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)
10. Material Contracts

Exhibit 10.1	Contract dated November 25, 2009 selling Spanish subsidiaries to Alfonso de Borbon is incorporated by reference to the Schedule 14A proxy statement of the Company filed August 27, 2009.
11. Statement re: computation of per share earnings
Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.

21. A description of the subsidiaries of the Company	A description of the subsidiaries of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teleconnect Inc.

Date: December 23, 2010	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: December 23, 2010	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Teleconnect Inc.

Date: December 23, 2010	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: December 23, 2010	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Chief Financial Officer and principal accounting officer

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

3.1 (v)	Signed Minutes of Shareholders Meeting held on November 12, 2009
3.2 (v)	Signed Minutes of Shareholders Meeting held on October 8, 2010
21	Description of subsidiaries
31.1	Certification of Dirk L. Benschop
31.2	Certification of Les Pettitt
32.1	Certification of Dirk L. Benschop and Les Pettitt