Form 10-Q
period 2010-12-31
Teleconnect Inc.
filed 2011-02-22
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,879,205 shares of common stock at February 21, 2011.

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December
	31, 2010 (unaudited) and September 30, 2010		4

	Condensed Consolidated Statements of Operations for
	the three months ended December 31, 2010 and 2009
	(Unaudited)		6

	Condensed Consolidated Statements of Cash Flows for
	the three months ended December 31, 2010 and 2009
	(Unaudited)		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	13

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item	4.	Controls and Procedures	16

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	17

Item	1A.	Risk Factors	17

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item	3.	Defaults Upon Senior Securities	17

Item	4.	Submission of Matters to a Vote of Security Holders	17

Item	5.	Other Information	17

Item	6.	Exhibits	17

Signatures			18

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$99,707	$17,420
Accounts receivable - trade	9,661	36,276
Other receivables	66,353	-
Due from Giga Matrix Holding, B.V.	597,472	361,441
Inventory, work in process (net of reserve for slow moving inventory of $229,422 and $187,478 at December 31, 2010 and September 30, 2010,respectively)	1,007,912	1,076,580
Prepaid taxes	86,614	8,278
Prepaid expenses	96,015	5,224

Total current assets	1,963,734	1,505,219

PROPERTY AND EQUIPMENT, NET	3,288,045	7,120

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	415,454	424,346
Patents and tradenames, net	3,355,661	-
Long-term notes receivable (net of allowance for bad debts of $575,846 and $588,171 at December 31, 2010 and September 30, 2010, respectively)	-	-

	$9,022,894	$1,936,685

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$344,457	$111,576
Accrued liabilities
Related parties	-	127,619
Other	190,778	36,949
Notes payable	293,964	300,256
Income Taxes payable	-	80,000
Loans from related parties	8,349,200	2,790,765

Total current liabilities	9,178,399	3,447,165

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 5,879,205 and 4,953,700 shares outstanding at December 31, 2010 and September 30, 2010, respectively	5,879	4,954
Additional paid-in capital	32,568,352	31,511,257
Accumulated deficit	(29,652,821)	(30,019,592)
Accumulated other comprehensive loss	(3,076,915)	(3,007,099)

Total stockholders' deficit	(155,505)	(1,510,480)

	$9,022,894	$1,936,685

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,

	2010	2009
	(Unaudited)	(Unaudited)
SALES	$11,971	$234,399

COST OF SALES	77,343	170,133

GROSS LOSS	(65,372)	64,266

OPERATING EXPENSES:
Selling, general and administrative expenses	734,966	368,091
Bad debt expense	-	7,509
Depreciation	385,654	693

Total operating expenses	1,120.620	376,293

LOSS FROM OPERATIONS	(1,185,992)	(312,027)

OTHER INCOME (EXPENSES):
Interest income	19	7,534
Gain on bargain purchase	1,487,531	-
Loss on investment	(12,626)	-
Interest expense - related parties	(2,161)	(4,430)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	286,771	(308,923)

BENEFIT FROM INCOME TAXES	80,000	-

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	366,771	(308,923)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	3,174,493

NET INCOME	$366,771	$2,865,570

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	$0.07	$(0.06)
From discontiued operations	-	0.64
Total	$0.07	$0.58

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	5,597,872	4,953,617

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net Income	$366,771	$2,865,570
Foreign currency translation adjustment	(105,782)	(115,352)
Tax effect on currency translation	35,966	39,220

COMPREHENSIVE INCOME	$296,955	$2,789,438

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED DECEMBER 31,

	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$366,771	$2,865,570
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	385,654	693
Bad debt expense	-	7,509
Inventory allowance	46,629
Loss on equity investments	12,626	-
Gain on bargain purchase	(1,487,531)
Gain on sale of subsidiaries	-	(3,200,137)
Change in operating assets and liabilities
Accounts receivable - trade	31,380	(428)
Accounts receivable - other	16,916	-
Accrued interest receivable		(7,509)
Inventory	-	154,476
Prepaid expenses	(15,290)	5,130
Prepaid taxes	(25,905)	(1,900)
Accounts payable	(61,047)	61,205
Accrued liabilities and income taxes payable	(131,392)	23,488

Net cash used in operating activities	(861,189)	(91,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,059)	-
Repayments from equity investment	-	3,599
Proceeds from disposal of equipment	-	3,051

Net cash (used in) provided by investing activities	(13,059)	6,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(4,687)	-
Loan proceeds from related parties	954,500	213,878

Net cash provided by financing activities	949,813	213,878

EFFECT OF EXCHANGE RATE	6,722	4,832

NET INCREASE IN CASH	82,287	133,457

CASH, BEGINNING OF PERIOD	17,420	15,652

CASH, END OF PERIOD	$99,707	$149,109
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
675,505 shares of common stock issued for acquisition	$709,280	$-
250,000 shares of common stock issued for accrued interest	$348,741	$-

 The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2010

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiary PhotoWizz BV (“MediaWizz”) for the three months ended December 31, 2010 as well as its newly acquired subsidiaries Wilroot B. V. (Wilroot) and Hollandsche Exploitatie Maatschappij (HEM) since October 15, 2010; the date of acquisition.  The consolidated financial statements for the three months ended December 31, 2009 include the accounts of the Company and its subsidiary PhotoWizz BV (“MediaWizz”) as well as those for its discontinued subsidiaries of Teleconnect Spain, Teleconnect Telecom and Recarganet for the two months ended November 25, 2009; date at which they were sold. All significant inter-company balances and transactions have been eliminated.

The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2010.

The carrying amounts of cash, accounts (and related party) receivables, accounts payable and notes payable, are considered by management to be their estimated fair values due to their short term or contractual maturities.

Revenue Recognition -

The Company recognizes revenue from the sale of multimedia hardware components in the period in which title has passed and services have been rendered.  The Company recognizes revenue from narrowcasting and age validation services when services have been rendered.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

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

3 FAIR VALUE MEASUREMENT

Fair Value Measurements under GAAP clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s cash, accounts and other receivables, prepayments, accounts payable, and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

As of December 31, 2010, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

4. BUSINESS COMBINATION

On October 15, 2010, the Company completed its acquisition of 100% of Wilroot and its wholly owned subsidiary HEM (Wilroot/HEM).  Previously Wilroot/HEM and the Company agreed for the purpose of the transaction to transfer effective control of Wilroot/HEM to the Company as of October 1, 2010.  The Company issued 675,505 shares of its restricted common stock valued at $709,280 along with the assumption of debt and other liabilities of $7,740,102 for a total purchase consideration of $8,449,382.

HEM developed the age validation system “Ageviewers”.  The Company’s existing subsidiaries MediaWizz and Giga are important parts of the Ageviewers system supply chain and combining them with Wilroot/HEM allows further integration of the system.

The acquisition was accounted for as a purchase transaction.  As required by the applicable guidance in effect at the time of the acquisition, the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert assisted the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The Company is currently completing its review of the valuation methods and procedures that were used therefore the purchase price allocation is preliminary.  The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and based on their estimated fair values.

Wilroot/HEM

Current assets	$411,480
Amount due from Teleconnect, Inc	1,684,605
Amount due from MediaWizz	456,744
Total current assets	2,552,829
Ageviewers software	3,257,659
Property and equipment	350,485
Terminal and kiosk hardware design	690,347
Patents and processes	2,003,044
Tradenames	1,082,549
Net assets	9,936,913

Purchase consideration	8,449,382

Excess of net assets over purchase consideration (bargain purchase)	$1,487,531

In connection with the acquisition the Company acquired the Ageviewers software and the Terminal and kiosk hardware designs.  The Company valued the Ageviewers software based on replacement cost of development using current observable market rates for software engineers (level 2 inputs, see Note 3) which resulted in a fair market value of $3,257,659.  The terminal and kiosk hardware designs were valued based on replacement cost of development using current observable market rates for engineers (level 2 inputs, see Note 3) which resulted in a fair market value of $690,347. The software and designs will be amortized over a useful life of 5 years.

The Company also acquired patents and processes associated with Ageviewers system as well as the Ageviewers trade name.  The patents and processes were valued by the Company using the relief from royalty valuation technique (level 2 inputs, see Note 3) which resulted in a fair market value of $2,003,044.  The Ageviewers trade name was valued by the Company using the relief from royalty valuation technique (level 2 inputs, see Note 3) which resulted in a fair market value of $1,082,549.  The patents, processes and trade name are being amortized over a 10 year remaining life.

Total amortization of $361,671 was included in the condensed consolidated financial statements for the three months ended December 31, 2010. Amortization expense is expected to be $1,446,683 annually in each of the next five years.

The fair value of the net assets acquired was in excess of the consideration paid by the Company, resulting in a "bargain purchase gain." Upon the determination that the Company was going to recognize a gain related to the bargain purchase, the Company reassessed its valuation assumptions utilized as part of the acquisition accounting. No adjustments to the acquisition accounting valuations were identified as a result of management’s reassessment. The bargain purchase gain is included in the other income (expenses) in the condensed consolidated financial statements for the three months ended December 31, 2010. The events and circumstances allowing the Company to acquire Wilroot/HEM at a bargain were related to the ability of Wilroot/HEM to have access to public equity markets to raise funding for the rollout of Ageviewers in The Netherlands and the liquidity provided to the stockholders of Wilroot/HEM by gaining stock in the Company.

There is $9,462 of revenues and $798,136 of operating losses from Wilroot/HEM included in the condensed consolidated financial statements for the period October 1, 2010 to December 31, 2010.

Pro-forma financial information

The unaudited pro forma results presented below include the effects of the Company’s October 2010 acquisition of Wilroot/HEM as if the acquisitions and merger had been consummated as of October 1, 2009. The pro-forma earnings/(loss) for the three month periods ended December 31, 2010 and 2009 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction in the interest expense between the companies. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and merger been consummated as of October 1, 2009.

	Three months Ended December 31,
	2010	2009

Revenues	$11,971	$299,870
(Loss)/earnings from continuing operations	$(1,200,760)	$(1,402,127)

Basic and diluted (loss)/earnings from continuing operations per share	$(0.21)	$0.02

5. DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect SA. The Company accounts for its remaining interest in Teleconnect SA by the cost method.

There was a purchase price adjustment made in the quarter ended September 30, 2010 of $54,492 which lowered the gain on sale of subsidiaries to $3,145,545 as of that date.

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the period October 1, 2009 to November 25, 2009:

Sales	$586,479
Cost of sales	364,021
Gross profit	222,458
Selling, general and administrative expenses	218,695
Depreciation	7,466
Operating loss	(3,703)
Gain on sale of subsidiaries	3,200,137
Other income (expense)	(21,941)
Income (Loss) from discontinued operations	$3,174,493

Substantially all interest expense is allocated to the ongoing operations of the parent company.

5. LOANS FROM RELATED PARTIES

During the three months ended December 31, 2010 and 2009 the Company obtained approximately $955,000 and $214,000, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translation adjustments. The Company also assumed $6,969,858 in related party notes from the acquisition of Wilroot/HEM (Note 4).  These loans bear interest between 0% and 8% annually, are unsecured and due upon demand. The weighted average interest rate of the loans from related parties for the three months ended December 31, 2010 was 0.35%.

6. EQUITY TRANSACTIONS

On October 15, 2010 the company issued 675,505 shares of restricted common stock valued at $709,280 for the purchase of Wilroot/HEM (Note 3).

On December 2, 2010 the Company agreed with the holder of a loan from related party to issue 250,000 share of the Company’s restricted common stock for $348,741 in accrued interest.

7. INCOME TAXES

The Company recorded $80,000 of tax benefit for the three months ended December 31, 2010 due abatement of penalties and interest related to fiscal year 2007. For the three months ended December 31, 2009 income tax expense was offset by the use of net operating losses from prior periods. The Company continues to record an income tax valuation allowance equal to the benefit of any remaining income tax carry-forwards due to the uncertain nature of its realization.

8. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of December 31, 2010 or 2009.

The following reconciles the components of the earnings (loss) per share computation for the three months ended December 31:

	2010	2009
Basic and diluted loss per share computation
Numerator:
Net income (loss) from continuing operations	$366,771	$(308,923)
Net income from discontinued operations	$-	$3,174,493
Net income	$366,771	$2,865,570

Denominator:
Weighted average common shares outstanding	5,597,872	4,953,617
Basic and diluted income (loss) per share:
From continuing operations	$0.07	$(0.06)
From discontinued operations	$-	$0.64
Total	$0.07	$0.58

9. GIGA MATRIX HOLDING

The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $12,626 in losses on its equity investment during 2010.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity, the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the three months ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(Unaudited)	(Unaudited)
Results of operations
Net loss	$(25,767)	$(49,324)

10 . GOING CONCERN

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

INTRODUCTION

At the time of this filing, the Company’s new business model is based on an innovative age validation system which verifies a consumers’ age when purchasing a product that is restricted from minors, such as alcohol or tobacco.  Revenues for this first fiscal quarter are derived from commercial services rendered in relation to the business of age validation.  Management is currently creating an installed base of customers using the system, in order to evidence its acceptance in the marketplace.  Our future revenues and operating results will depend upon the success of the four pillars of our new business model which are: the manufacturing and leasing of age validation equipment, the performance of age validation transactions, the performance of market surveys and the broadcasting of in-store commercial messages using age validation equipment between age checks.  During the same three month period in 2009, we derived our continuing operations revenues primarily from the sale of multimedia terminals and hardware components to the suppliers of retail chains. These terminals and components were applied to different functions such as recharging prepaid telephone cards.

The rate of adoption of the Company’s age verification solution by retail chains will be influenced over time by government laws relating to the regulation and availability of alcohol and tobacco as well as the enforcement of the associated penalties for those caught infringing the law.  The success of the Ageviewers’ solution will also be affected by the pricing of our products/services, the performance factors of the system as well as the degree of social awareness regarding the availability of alcohol and tobacco to under-aged youths. The Company is not reliant on any one specific customer for revenues.

Today, our existing revenues may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition from traditional methods of age verification or newcomers that may enter the market, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. Though seasonality is not expected to affect the Company’s current business model, it is expected that there will be a higher number of age checks during festive seasons such as Christmas.

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

Our gross profit will continue to be affected by a variety of factors, including: the resistance to migrate from existing inefficient on-site age verification procedures, possible new competitors entering the market, the mix and average selling prices of products, maintenance and services, new versions of products, the cost of equipment, component shortages, and the mix of distribution channels to which our products and services are sold.  Our gross profit will be adversely affected if relevant laws and regulations are not readily adopted by the retail chains or are not enforced by local government.

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to stabilize or increase slightly as the Company expands its points of sale in Europe as well as when it prepares itself to raise funds for operations.

BALANCE SHEET COMPARISON AT DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

Assets: Total assets at December 31, 2010 increased 366% to $9,022,894 compared to $1,936,685 at September 30, 2010.  This increase is due primarily to property and equipment of nearly $3,300,000 and patents and trade names worth approximately $3,356,000 associated with our acquisition of Wilroot/HEM during the quarter ended December 31, 2010.

Liabilities: Current liabilities at December 31, 2010 increased 166% to $9,178,399 compared to $3,447,165 at September 30, 2010. This increase is due primarily to the loans from related parties acquired in the Wilroot/HEM acquisition of approximately $5.5 million net of approximately $1.8 million in loans from HEM to the Company which were eliminated by the acquisition.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (CONTINUING  OPERATIONS)

We had net income of $366,771 for the three months ended December 31, 2010 as compared to net income of $2,865,570 during the comparable period in 2009. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended December 31, 2010, decreased by nearly 95% to $11,971from $234,399 for the quarter ended December 31, 2009. The decrease in sales is attributed to the fact that 2009 revenues were derived from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer as well as sales for hardware components.  This calling credit service was terminated by the Company in 2010 due to its associated low margin and debt risk.  In addition, no new terminals were sold during the quarter ended December 31, 2010 since the Company redirected its efforts to carrying out installations of previously acquired equipment related to the age validation service rather than calling credit in order to create an installed base of customers using the age validation equipment.

At December 31, 2010, the Company had exceeded its objective of at least doubling the number of clients contracted to three-year service agreements from September 30, 2010 (from twenty to fifty). The installation of age validation equipment in connection to the agreements contracted through December 2010 is currently in process and due to be fulfilled before the end of March 2011.  To date, in 23 stores installation has been completed of which 9 stores have commenced using the solution in practice and 14 plan to start using the system before end of March 2011. The Company expects to exceed its business plan objective related to the number of three-year service agreements signed by March 31, 2011. The new service agreements will allow the Company to receive revenues from narrowcasting services on our terminals and TV screens in retail stores.  The Company is in the process of negotiation with a service provider to facilitate the generation of income from future narrowcasting services.  All revenues recorded for the three-month period ended December 31, 2010, were therefore only in relation to professional services rendered.

COST OF SALES

Cost of sales decreased 55% or $92,790 to $77,343 during the three months ended December 31, 2010 from $170,133 during the same period in 2009. This decrease in cost of sales is associated with the decrease in sales discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have doubled to $734,966 during the three months ended December 31, 2010 as compared to $368,091 for the comparable period in 2009.  This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services related to the Company’s acquisition of HEM.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (DISCONTINUED OPERATIONS)

The discontinued operations were sold on November 25, 2009 at which time the Company recognized a gain of approximately $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 and September 30, 2010, Teleconnect Inc. had negative working capital of approximately $7,215,000 and $1,942,000, respectively.  The increase of negative working capital, or further decrease of working capital, is a reflection of the increase in loans from related parties as a result of the acquisition of HEM during the three month period ended December 31, 2010.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowing, and in part upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

The Company intends to look for additional funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debt.  The Company is in the process of preparing a possible private placement offering to European investors.

DISCONTINUED OPERATIONS

In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect Spain, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect Spain with the Company retaining 10% of Teleconnect Spain.  The results of operations of these subsidiaries were reported as “discontinued operations”. The Company will account for of its remaining interest in Teleconnect SA by the cost method.  The sale of Teleconnect Spain, Teleconnect Telecom and Recarganet was completed on November 25, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the period of October 1, 2010 to December 31, 2010, a related party advanced the Company funds of approximately $955,000 to cover normal operating costs in the short term. The advances bear no interest.

On December 2, 2010 the Company agreed to issue 250,000 shares of Company common stock for approximately $349,000 in accrued related party interest.

On December 2, 2010, the Company reached an agreement that advances from a related party who has loaned the Company (including the newly acquired HEM) approximately $6.9 million will bear no interest for the period October 1, 2010 through September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2010, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-Q for December 31, 2010, has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are still not sufficiently adequate nor effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared. The Company identified certain weaknesses in its control procedures during 2010 and is in the process of establishing the principles to correct these as well as to implement proper Corporate Governance; the first step of which was to name three members to the Board of Directors in October 2010 as well as having established an Audit Committee, and a Stock Bonus Plan Committee.

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

Management continues to design new internal controls and procedures to address our material weaknesses which will be implemented in this fiscal year.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 8, 2010, the meeting of shareholders of the Company approved the 2010 Stock Bonus Plan reserving 500,000 shares for Officers, Directors and Consultants of the Company.

On October 8, the Board of Directors appointed three new members to the Board of Directors; Mr. Les Pettitt, Mr. Kees Lenselink, and Mr. Gustavo Gómez.  As well, at this same meeting, the Board appointed Mr. Les Pettitt to the position of Chief Financial Officer and Mr. Gustavo Gomez as Chief Compliance Officer. In addition, the following committees were established: Audit Committee consisting of Mr. Les Pettitt, Mr. Kees Lenselink and a third member to be named as soon as possible; the Stock Plan Committee consisting of Mr. Dirk Benschop, Mr. Jan Hovers and Mr. Gustavo Gomez.

On October 15, 2010, Teleconnect and Wilroot B.V. formalized a contract before a Public Notary in The Netherlands, whereby Teleconnect has purchased 100% of Wilroot and HEM in exchange for 675,505 shares of the Company’s common stock and assumption of the debt of Wilroot and HEM.  The Company has performed, for this quarterly report submitted on Form 10Q, the preliminary valuation analysis and purchase allocation of HEM in accordance with accounting guidance.

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS

31.1	Certification of Dirk L. Benschop,Director, Chief Executive Office, President, Treasurer
31.2	Certification of Les Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Les Pettitt

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

Teleconnect Inc.

Date: February 22, 2011	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: February 22, 2011	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Les Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk Benschop and Les Pettitt