Form 10-Q
period 2011-03-31
Teleconnect Inc.
filed 2011-05-20
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,991,789 shares of common stock at May 18, 2011.

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:	3

		Condensed Consolidated Balance Sheets as of March
		31, 2011 (unaudited) and September 30, 2010	3

		Condensed Consolidated Statements of Operations for
		the three and six months ended March 31, 2011 and 2010
		(Unaudited)	5

		Condensed Consolidated Statements of Cash Flows for
		the three and six months ended March 31, 2011 and 2010
		(Unaudited)	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	12

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item	4.	Controls and Procedures	16

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	17

Item	1A.	Risk Factors	17

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item	3.	Defaults Upon Senior Securities	17

Item	4.	Submission of Matters to a Vote of Security Holders	17

Item	5.	Other Information	17

Item	6.	Exhibits	17

Signatures			18

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$123,770	$17,420
Accounts receivable - trade	1,317	36,276
Other receivables	14,099	-
Due from Giga Matrix Holding, B.V.	648,787	361,441
Inventory, work in process (net of reserve for slow moving inventory of $243,930 and $187,478 at March 31, 2011 and September 30, 2010,respectively)	908,458	1,076,580
Prepaid taxes	85,441	8,278
Prepaid expenses	158,956	5,224

Total current assets	1,940,828	1,505,219

PROPERTY AND EQUIPMENT, NET	3,514,144	7,120

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	441,727	424,346
Patents and tradenames, net	3,283,812	-
Long-term notes receivable (net of allowance for bad debts of $597,967 and $588,171 at March 31, 2011 and September 30, 2010, respectively)	-	-

	$9,180,511	$1,936,685

TELECONNECT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$416,814	$111,576
Accrued liabilities
Related parties	-	127,619
Other	257,502	36,949
Notes payable	312,554	300,256
Income Taxes payable	-	80,000
Loans from related parties	9,536,370	2,790,765

Total current liabilities	10,523,240	3,447,165

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 5,991,789 and 4,953,700 shares outstanding at March 31, 2011 and September 30, 2010, respectively	5,992	4,954
Additional paid-in capital	32,865,974	31,511,257
Accumulated deficit	(31,096,184)	(30,019,592)
Accumulated other comprehensive loss	(3,118,511)	(3,007,099)

Total stockholders' deficit	(1,342,729)	(1,510,480)

	$9,180,511	$1,936,685

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31,
(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2011	2010	2011	2010

SALES	$7,943	$111	$19,914	$234,510

COST OF SALES	71,533	13,773	148,876	183,906

GROSS (LOSS) INCOME	(63,590)	(13,662)	(128,962)	50,604

OPERATING EXPENSES:
Selling, general and administrative expenses	905,694	224,049	1,640,660	599,649
Depreciation and amortization	462,420	761	848,074	1,454

Total operating expenses	1,368,114	224,810	2,488,734	601,103

LOSS FROM CONTINUING OPERATIONS	(1,431,704)	(238,472)	(2,617,696)	(550,499)

OTHER INCOME (EXPENSES):
Interest income	18	10,417	37	17,951
Gain on bargain purchase	-	-	1,487,531	-
Loss on investment	(9,136)	(103,503)	(21,762)	(103,503)
Interest expense - related parties	(2,541)	(4,154)	(4,702)	(8,584)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(1,443,363)	(335,712)	(1,156,592)	(644,635)

BENEFIT FROM INCOME TAXES	-	-	80,000	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,443,363)	(335,712)	(1,076,592)	(644,635)

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	-	3,174,493

NET (LOSS) INCOME	$(1,443,363)	$(335,712)	$(1,076,592)	$2,529,858

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	$(0.24)	$(0.07)	$(0.19)	$(0.13)
From discontiued operations	-	-	-	0.64
Total	$(0.24)	$(0.07)	$(0.19)	$0.51

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	5,921,737	4,953,700	5,758,026	4,953,700

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net (Loss) Income	$(1,443,363)	$(335,712)	$(1,076,592)	$2,529,858
Foreign currency translation adjustment	(63,024)	41,649	(168,806)	(73,703)
Tax effect on currency translation	21,428	(14,161)	57,394	25,059

COMPREHENSIVE (LOSS) INCOME	$(1,484,959)	$(308,224)	$(1,188,004)	$2,481,214

The accompanying notes are an intergral part of these financial statements.

TELECONNECT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,

	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,076,592)	$2,529,858
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	848,074	1,454
Bad debt expense	-	17,900
Stock-based compensation	67,552	-
Inventory allowance	47,121	-
Loss on equity investments	21,762	103,503
Gain on bargain purchase	(1,487,531)
Gain on sale of subsidiaries	-	(3,200,137)
Change in operating assets and liabilities
Accounts receivable - trade	42,266	(1,281)
Accounts receivable - other	73,627	-
Accrued interest receivable		(17,900)
Inventory	50,676	153,974
Prepaid expenses	(73,861)	(893)
Prepaid taxes	(21,404)	(14,999)
Accounts payable	(11,378)	300
Accrued liabilities and income taxes payable	(97,861)	(653)

Net cash used in operating activities	(1,617,549)	(428,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(133,582)	-
Proceeds from disposal of equipment	-	2,786

Net cash (used in) provided by investing activities	(133,582)	2,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(4,683)	-
Loan proceeds from related parties	1,925,154	401,506

Net cash provided by financing activities	1,920,471	401,506

EFFECT OF EXCHANGE RATE	(62,990)	21,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,350	(2,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,420	15,652

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,770	$12,703
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
112,584 shares of common stock issued for compensation	$67,552	$-
675,505 shares of common stock issued for acquisition	$709,280	$-
250,000 shares of common stock issued for accrued interest	$348,741	$-

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2011

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect Inc. and its subsidiary PhotoWizz BV (“MediaWizz”) for the three and six months ended March 31, 2011 as well as its newly acquired subsidiaries Wilroot B. V. (Wilroot) and Hollandsche Exploitatie Maatschappij (HEM) since October 15, 2010; the date of acquisition. The consolidated financial statements for the three and six months ended March 31, 2010 include the accounts of the Company and its subsidiary PhotoWizz BV (“MediaWizz”) as well as those for its discontinued subsidiaries of Teleconnect Spain, Teleconnect Telecom and Recarganet for the two months ended November 25, 2009; date at which they were sold. All significant inter-company balances and transactions have been eliminated.

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

As of March 31, 2011, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

4. BUSINESS COMBINATION

On October 15, 2010, the Company completed its acquisition of 100% of Wilroot and its wholly owned subsidiary HEM (Wilroot/HEM). Previously Wilroot/HEM and the Company agreed, for the purpose of the transaction, to transfer effective control of Wilroot/HEM to the Company as of October 1, 2010. The Company issued 675,505 shares of its restricted common stock valued at $709,280 along with the assumption of debt and other liabilities of $7,740,102 for a total purchase consideration of $8,449,382.

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

The Company also acquired patents and processes associated with the Ageviewers system as well as its trade name. The patents and processes were valued by the Company using the relief from royalty valuation technique (level 2 inputs, see Note 3) which resulted in a fair market value of $2,003,044. The Ageviewers trade name was valued by the Company using the relief from royalty valuation technique (level 2 inputs, see Note 3) which resulted in a fair market value of $1,082,549. The patents, processes and trade name are being amortized over a 10 year remaining life.

Total amortization of $501,684 was included in the condensed consolidated financial statements for the six months ended March 31, 2011. Amortization expense is expected to be approximately $1,720,000 annually in each of the next five years.

The fair value of the net assets acquired was in excess of the consideration paid by the Company, resulting in a "bargain purchase gain." Upon the determination that the Company was going to recognize a gain related to the bargain purchase, the Company reassessed its valuation assumptions utilized as part of the acquisition accounting. No adjustments to the acquisition accounting valuations were identified as a result of management’s reassessment. The bargain purchase gain is included in the other income (expenses) in the condensed consolidated financial statements for the six months ended March 31, 2011. The events and circumstances allowing the Company to acquire Wilroot/HEM at a bargain were related to the ability of Wilroot/HEM to have access to public equity markets to raise funding for the rollout of Ageviewers in The Netherlands and the liquidity provided to the stockholders of Wilroot/HEM by gaining stock in the Company.

There is $17,396 of revenues and $1,820,942 of operating losses from Wilroot/HEM included in the condensed consolidated financial statements for the period October 15, 2010 to March 31, 2011.

Pro-forma financial information

The unaudited pro forma results presented below include the effects of the Company’s October 2010 acquisition of Wilroot/HEM as if the acquisitions and merger had been consummated as of October 1, 2009. The pro-forma earnings/(loss) for the six month periods ended March 31, 2011 and 2010 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction in the interest expense between the companies. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and merger been consummated as of October 1, 2009.

	Six months Ended March 31,
	2011	2010

Revenues	$19,914	$361,373
Loss from continuing operations	$(2,644,123)	$(2,228,536)

Basic and diluted loss from continuing operations per share	$(0.46)	$(0.45)

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

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the period October 1, 2009 to November 25, 2009:

Oct-Nov 25
2009

Sales	$586,479
Cost of sales	364,021
Gross profit	222,458
Selling, general and administrative expenses	218,695
Depreciation	7,466
Operating loss	(3,703)
Gain on sale of subsidiaries	3,200,137
Other expense	(21,941)
Income from discontinued operations	$3,174,493

Substantially all interest expense is allocated to the ongoing operations of the parent company.

6. LOANS FROM RELATED PARTIES

During the six months ended March 31, 2011 and 2010 the Company obtained $1,694,971 and $401,506, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translation adjustments. The Company also assumed $6,969,858 in related party notes from the acquisition of Wilroot/HEM (Note 4).  These loans bear interest between 0% and 8% annually, are unsecured and due upon demand.  The weighted average interest rate of the loans from related parties for the six months ended March 31, 2011 was 0.33%.  During the three months ended March 31, 2011, the Company settled $237,287 (€167,021) of loans from a related party for $7,104 (€5,000) which has been accounting for as a component of stockholders’ deficit in the accompanying condensed consolidated financial statements.

7. EQUITY TRANSACTIONS

On October 15, 2010 the company issued 675,505 shares of restricted common stock valued at $709,280 for the purchase of Wilroot/HEM (Note 3).

On December 2, 2010 the Company agreed with the holder of the loan from related party to issue 250,000 shares of the Company’s restricted common stock for $348,741 in accrued interest.

On February 25, 2011, the Company issued 112,584 shares of its common stock valued at $67,549 for director’s compensation.

8. INCOME TAXES

The Company recorded $80,000 of tax benefit for the six months ended March 31, 2011 due to the abatement of penalties and interest related to fiscal year 2007. For the six months ended March 31, 2010 income tax expense was offset by the use of net operating losses from prior periods. As of March 31, 2011, the Company continues to record an income tax valuation allowance equal to the benefit of any remaining income tax carry-forwards due to the uncertain nature of its realization.

9. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of March 31, 2011 or 2010.

The following reconciles the components of the earnings (loss) per share computation for the three months ended March 31:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net loss	$(1,443,363)	$(335,712)

Denominator:
Weighted average common shares outstanding	5,921,737	4,953,700
Basic and diluted loss per share:
From continuing operations	$(0.24)	$(0.07)
From discontinued operations	$-	$-
Total	$(0.24)	$(0.07)

The following reconciles the components of the earnings (loss) per share computation for the six months ended March 31:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(1,076,592)	$(644,635)
Net income from discontinued operations	$-	$3,174,493
Net income	$(1,076,592)	$2,529,858

Denominator:
Weighted average common shares outstanding	5,758,026	4,953,700
Basic and diluted income (loss) per share:
From continuing operations	$(0.19)	$(0.13)
From discontinued operations	$-	$0.64
Total	$(0.19)	$0.51

10. GIGA MATRIX HOLDING

The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $21,762 and $103,503 in losses on its equity investment during the six months ended March 31, 2011 and 2010, respectively.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity, the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the six months ended March 31, 2011 and 2010 are as follows:

	2011	2010
	(Unaudited)	(Unaudited)
Net loss	$(44,412)	$(211,231)

11. GOING CONCERN

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

INTRODUCTION

The Company’s current business model is based on an innovative age validation system which verifies a consumer’s age when purchasing a product that is restricted for minors, such as alcohol or tobacco. On October 15, 2010, the Company completed its acquisition of 100% of Wilroot B.V. (Wilroot) and its wholly owned subsidiary, Hollandsche Exploitatie Maatschappij (HEM), which developed the age validation system “Ageviewers”. The Company’s existing subsidiary, PhotoWizz BV (MediaWizz), and its investment in Giga Matrix Holding, BV (Giga) are important parts of the Ageviewers system supply chain and combining them with Wilroot/HEM allows further integration of the system.

The idea for Ageviewers was conceived in 2007.  During market preparation, the first two and a half years were spent developing the underlying technology. Thereafter, pilots were deployed to supermarkets and liquor stores in the Netherlands in order to publicly demonstrate the effectiveness of the system (refer to: Journal of Adolescent Health, 2009 1-3, for example).  In 2009, HEM was awarded subsidies by both the European community and the Dutch government for the social and technical innovation demonstrated with the Ageviewers solution.

Management is currently investing to create an installed base of customers using the system to evidence its acceptance in the marketplace. Our future revenues and operating results will depend upon the success of the four pillars of our business model which are: the manufacturing and leasing of age validation equipment, the performance of age validation transactions, the performance of market surveys and the broadcasting of in-store commercial messages using age validation equipment between age checks.

Since September 2010, and with an endorsement by a Dutch independent liquor store association, the Company has entered into 3-year service contracts with over 100 alcohol outlets in the Netherlands. When installed, the Company would consider this installed base to be a solid point from which to start pursuing international business. The Company intends to realize its domestic and international expansion plans by taking advantage of its experiences in the Netherlands as well as the Company’s access to investment markets.

The rate of adoption of the Company’s age verification solution by retail chains will be influenced over time by government laws relating to the regulation and availability of alcohol and tobacco as well as the enforcement of the associated penalties for those caught infringing the law.  Additionally, the Company expects that the current level of social damages, the trend towards stiffer penalties, and the trend toward self-scan checkouts will cause the age verification market to further develop.  HEM’s current market, the Netherlands, includes approximately 7,500 stores conducting about 350 million age-restricted transactions per year. The Company estimates the European and US market to be at least 40 times larger and expects it will be able to access a significant portion of those markets.

For further information refer to the Company’s annual report on Form 10-K for the year ended September 30, 2010.

BALANCE SHEET COMPARISON AT MARCH 31, 2011 AND SEPTEMBER 30, 2010

Assets: Total assets at March 31, 2011 increased by $7,243,826 or 374% to $9,180,511 compared to $1,936,685 at September 30, 2010. This increase is due primarily to the addition of property and equipment of nearly $3,514,000 and patents and trade names valued at approximately $3,284,000 associated with our acquisition of Wilroot/HEM during the quarter ended December 31, 2010.

Liabilities: Current liabilities at March 31, 2011 increased by $7,076,075 or 205% to $10,523,240 compared to $3,447,165 at September 30, 2010. This increase is due primarily to the loans from related parties acquired in the Wilroot/HEM acquisition of approximately $5.5 million, net of approximately $1.8 million in loans from HEM to the Company which were eliminated by the acquisition. The Company also received approximately $1.9 million in additional related party loans during the six months ended March 31, 2011 for funding of operations and new contract installations.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (CONTINUING  OPERATIONS)

We had a net loss of $1,443,363 for the three months ended March 31, 2011 as compared to net loss of $335,712 during the comparable period in 2010. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the three months ended March 31, 2011 remained comparable to the quarter ended March 31, 2010 as professional services related to the installations of the age verification equipment remained  the only source of revenues. During 2010, management focused on creating an installed base of the age validation system in stores so as to demonstrate its acceptance by store owners as well as by the general public. As such, its priority was not the generation of income but rather building the credibility of the age validation solution.

In order to achieve this in a short period of time, special conditions have been negotiated with the initial 100 stores contracted so far such that the Company anticipates that the revenues from these stores will come from narrowcasting services. Going forward, the Company plans that it will be able to gradually start charging a transaction fee per age check as the number of new contracts increases.  These transaction fees and the rental of age validation equipment will eventually become the main sources of revenue for the Company.

At December 31, 2010, the Company had exceeded its objective of at least doubling the number of clients contracted for three-year service agreements from September 30, 2010 (from twenty to fifty). At March 31, 2011, the company had again exceeded its objective of doubling the number of contracts completed (from fifty to one hundred). The installation of age validation equipment in connection to the agreements contracted through March 31, 2011 is currently in process and due to be fulfilled before the end of the fourth fiscal quarter of 2011.

As of March 31, 2011, the age verification system has been installed in 31 stores of which 13 are operational.  As of the date of this filing, installation has been completed in 42 stores of which now 25 have put the system into use. The Company plans another 6 installations and 5 activations before the end of May 2011. The Company expects to install and or activate a significant portion of its outstanding orders during its third fiscal quarter. The Company believes it will be able to negotiate an agreement with a major service provider to facilitate the generation of income from future narrowcasting services from the installed base of stores.

COST OF SALES

Cost of sales increased by $57,760 or 419% to $71,533 during the three months ended March 31, 2011 from $13,773 during the same period in 2010. This increase in cost of sales is associated with the installations of the age validation system in new stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased by $681,645 or 304% to $905,694 during the three months ended March 31, 2011 as compared to $224,049 for the comparable period in 2010.  This increase in selling, general and administrative expenses is primarily due to the consolidation of the selling, general and administrative expenses recorded in HEM, as well as the additional cost of outside professional services related to the Company’s acquisition of HEM .

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (CONTINUING  OPERATIONS)

We had net loss of $1,076,592 for the six months ended March 31, 2011 as compared to net income of $2,529,858 during the comparable period in 2010. The difference is primarily due to income realized in 2010 from the sale of the discontinued operations. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2011, decreased by $214,596 or nearly 92% to $19,914 from $234,510 for the six months ended March 31, 2010. The decrease in sales is attributed to the fact that the Company redirected its efforts to creating an installed base of age validation terminals in stores. As a result, the Company discontinued sales of calling credit through kiosks early in the quarter ended March 31, 2010.

Revenues during the six months ended March 31, 2011 are derived from the installation of our Ageviewers system while revenues during the comparable period in 2010 was the result of the sale of kiosks and calling credits.

COST OF SALES

Cost of sales decreased by $35,030 or nearly 19% to $148,876 during the six months ended March 31, 2011 from $183,906 during the same period in 2010. This decrease in cost of sales is directly attributable to the fact that for the six month period in 2010, the cost of sales included the cost of providing calling credit traffic while none of this cost is applicable in the same six month period ended March 31, 2011.  This decrease was somewhat offset by an increase in the cost of rendering professional installation services associated with the new contracts as previously mention above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased by $1,041,011 or nearly 174% to $1,640,660 during the six months ended March 31, 2011 as compared to $599,649 for the comparable period in 2010. This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services related to the Company’s acquisition of HEM, as well as the consolidation of the selling, general and administrative expenses recorded in HEM.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (DISCONTINUED OPERATIONS)

The discontinued operations were sold on November 25, 2009 at which time the Company recognized a gain of approximately $3.2 million.

 LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 and September 30, 2010, Teleconnect Inc. had negative working capital of approximately $8,582,000 and $1,942,000, respectively.  This decrease of working capital, is a reflection of the increase in loans from related parties as a result of the acquisition of HEM during the six month period ended March 31, 2011. The Company also received approximately $1.9 million in additional related party loans during the six months ended March 31, 2011 for funding of operations and new contract installations.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowing, and upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debt. The Company is in the process of preparing a possible private placement offering to European investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the period ended March 31, 2011, a related party advanced the Company funds of approximately $1,925,000 to cover normal operating costs in the short term. The advances bear no interest.

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

During March 2011 the Company settled $237,287 (€167,021) related party notes for $7,104 (€5,000).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2011, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c)) as of a date within 90 days of the filing date of this report on Form 10-Q for March 31, 2011, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are not yet sufficiently adequate to completely ensure that material information relating to the Company and the Company’s consolidated subsidiaries would have be made known to them by others within those entities,  during the period in which this quarterly report on Form 10-Q was being prepared. The Company had identified certain weaknesses in its control procedures during 2010 and is in the process of correcting these.

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

In order to mitigate material weaknesses, management intends to implement further procedures providing for the timely review of all subsidiary supplied financial statements, consolidated financial statements and the notes thereto.

The presence of material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

Management continues to design new internal controls and procedures to address material weaknesses which will be implemented accordingly.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company may been named in legal actions seeking monetary damages. While the outcome of these kinds of matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that current actions will have a material effect on the Company's business or financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 2, 2010, the Company issued 250,000 of the Company’s common stock to a related party in satisfaction of $348,741 in accrued interest on a loan made by such party to the Company.  The shares were issued in a private placement and the transaction was exempt under Section 4(2) of the Securities Act of 1933.

On February 25, 2011, the Company issued 112,584 shares of its common stock to one of its directors as compensation.  The shares were issued in a private placement and the transaction was exempt under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

Teleconnect Inc.

Date: May 19, 2011	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: May 19, 2011	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk Benschop and Leslie G. Pettitt