Form 10-Q
period 2011-06-30
Teleconnect Inc.
filed 2011-08-15
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,991,789 shares of common stock at August 12, 2011.

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	2

		Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2011 and 2010 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item	4.	Controls and Procedures	15

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	16

Item	1A.	Risk Factors	16

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item	3.	Defaults Upon Senior Securities	16

Item	4.	Submission of Matters to a Vote of Security Holders	16

Item	5.	Other Information	16

Item	6.	Exhibits	16

Signatures			17

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$212,847	$17,420
Accounts receivable - trade	21,437	36,276
Other receivables	13,331	-
Due from Giga Matrix Holding, B.V.	658,858	361,441
Inventory, work in process (net of reserve for slow moving inventory of $347,353 and $187,478 at June 30, 2011 and September 30, 2010,respectively)	815,889	1,076,580
Prepaid taxes	85,739	8,278
Prepaid expenses	164,107	5,224

Total current assets	1,972,208	1,505,219

PROPERTY AND EQUIPMENT, NET	3,460,330	7,120

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	449,376	424,346
Patents and tradenames, net	3,547,755	-
Long-term notes receivable (net of allowance for bad debts of $608,321 and $588,171 at June 30, 2011 and September 30, 2010, respectively)	-	-

	$9,429,669	$1,936,685

TELECONNECT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$534,603	$111,576
Accrued liabilities
Related parties	-	127,619
Other	165,427	36,949
Notes payable	317,966	300,256
Income Taxes payable	-	80,000
Loans from related parties	10,402,468	2,790,765

Total current liabilities	11,420,464	3,447,165

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 5,991,789 and 4,953,700 shares outstanding at June 30, 2011 and September 30, 2010, respectively	5,992	4,954
Additional paid-in capital	32,865,974	31,511,257
Accumulated deficit	(31,741,192)	(30,019,592)
Accumulated other comprehensive loss	(3,121,569)	(3,007,099)

Total stockholders' deficit	(1,990,795)	(1,510,480)

	$9,429,669	$1,936,685

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30
(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2011	2010	2011	2010

SALES	$16,430	$258	$36,344	$234,768

COST OF SALES	69,879	6,624	218,755	190,530

GROSS LOSS (INCOME)	(53,449)	(6,366)	(182,411)	44,238

OPERATING EXPENSES:
Selling, general and administrative expenses	560,054	219,408	2,200,715	819,057
Depreciation and amortization	324,813	800	869,575	2,254

Total operating expenses	884,867	220,208	3,070,290	821,311

LOSS FROM CONTINUING OPERATIONS	(938,316)	(226,574)	(3,252,701)	(777,073)

OTHER INCOME (EXPENSES):
Interest income	20	9,578	57	27,529
Gain on bargain purchase	-	-	1,487,531	-
Loss on investment	(8,852)	(12,578)	(30,614)	(116,081)
Interest expense - related parties	(1,171)	(3,814)	(5,873)	(12,398)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(948,319)	(233,388)	(1,801,600)	(878,023)

BENEFIT FROM INCOME TAXES	-	50,000	80,000	50,000

NET LOSS BEFORE DISCONTINUED OPERATIONS	(948,319)	(183,388)	(1,721,600)	(828,023)

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	-	3,174,493

NET (LOSS) INCOME	$(948,319)	$(183,388)	$(1,721,600)	$2,346,470

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	$(0.16)	$(0.04)	$(0.29)	$(0.17)
From discontiued operations	-	-	-	0.64
Total	$(0.16)	$(0.04)	$(0.29)	$0.47

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	5,991,789	4,953,700	5,835,946	4,953,700

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net (Loss) Income	$(948,319)	$(183,388)	$(1,721,600)	$2,346,470
Foreign currency translation adjustment	(24,087)	95,950	(173,439)	22,247
Tax effect on currency translation	8,189	(32,623)	58,969	(7,564)

COMPREHENSIVE (LOSS) INCOME	$(964,217)	$(120,061)	$(1,836,070)	$2,361,153

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,721,600)	$2,346,470
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	869,575	2,254
Stock-based compensation	67,552	-
Inventory allowance	142,978	-
Loss on equity investments	30,614	116,081
Gain on bargain purchase	(1,487,531)	-
Gain on sale of subsidiaries	-	(3,200,137)
Change in operating assets and liabilities
Accounts receivable - trade	22,956	650
Accounts receivable - other	76,737	-
Inventory	66,793	140,176
Prepaid expenses	(76,791)	2,348
Prepaid taxes	(20,074)	(12,218)
Accounts payable	96,069	4,074
Accrued liabilities and income taxes payable	(204,991)	(45,766)

Net cash used in operating activities	(2,137,713)	(646,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(197,678)	-
Proceeds from disposal of equipment	-	2,366

Net cash (used in) provided by investing activities	(197,678)	2,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(4,808)	-
Loan proceeds from related parties	2,604,616	588,777

Net cash provided by financing activities	2,599,808	588,777

EFFECT OF EXCHANGE RATE	(68,990)	71,029

NET INCREASE IN CASH AND CASH EQUIVALENTS	195,427	16,104

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,420	15,652

CASH AND CASH EQUIVALENTS, END OF PERIOD	$212,847	$31,756

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
112,584 shares of common stock issued for compensation	$67,552	$-
675,505 shares of common stock issued for acquisition	$709,280	$-
250,000 shares of common stock issued for accrued interest	$348,741	$-

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2011

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect Inc. and its subsidiary PhotoWizz BV (“MediaWizz”) for the three and nine months ended June 30, 2011 as well as its newly acquired subsidiaries Wilroot B. V. (Wilroot) and Hollandsche Exploitatie Maatschappij (HEM) since October 15, 2010; the date of acquisition. The consolidated financial statements for the three and nine months ended June 30, 2010 include the accounts of the Company and its subsidiary PhotoWizz BV (“MediaWizz”) as well as those for its discontinued subsidiaries of Teleconnect Spain, Teleconnect Telecom and Recarganet for the two months ended November 25, 2009; date at which they were sold. All significant inter-company balances and transactions have been eliminated.

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

In May 2011, the FASB issued amendments to existing accounting guidance regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. The amendments improve comparability of fair value measurements presented and disclosed in financial statements prepared with accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments clarify the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. The amendments also provide guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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

As of June 30, 2011, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

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

The Company also acquired patents and processes associated with the Ageviewers system as well as its trade name. The patents and processes were valued by the Company using the relief from royalty valuation technique (level 2 inputs, see Note 3) which resulted in a fair market value of $2,003,044. The Ageviewers trade name was also valued by the Company using the relief from royalty valuation technique (level 2 inputs, see Note 3) which resulted in a fair market value of $1,082,549. The patents, processes and trade name are being amortized over a 10 year remaining life.

Total amortization of $769,500 was included in the condensed consolidated financial statements for the nine months ended June 30, 2011. Amortization expense is expected to be approximately $1,072,000 annually in each of the next five years.

The fair value of the net assets acquired was in excess of the consideration paid by the Company, resulting in a "bargain purchase gain." Upon the determination that the Company was going to recognize a gain related to the bargain purchase, the Company reassessed its valuation assumptions utilized as part of the acquisition accounting. No adjustments to the acquisition accounting valuations were identified as a result of management’s reassessment. The bargain purchase gain is included in the other income (expenses) in the condensed consolidated financial statements for the nine months ended June 30, 2011. The events and circumstances allowing the Company to acquire Wilroot/HEM at a bargain were related to the ability of Wilroot/HEM to have access to public equity markets to raise funding for the rollout of Ageviewers in The Netherlands and the liquidity provided to the stockholders of Wilroot/HEM by gaining stock in the Company.

There is $30,756 of revenues and $2,366,730 of operating losses from Wilroot/HEM included in the condensed consolidated financial statements for the period October 15, 2010 to June 30, 2011.

Pro-forma financial information

The unaudited pro forma results presented below include the effects of the Company’s October 2010 acquisition of Wilroot/HEM as if the acquisitions and merger had been consummated as of October 1, 2009. The pro-forma earnings/(loss) for the nine month periods ended June 30, 2011 and 2010 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction in the interest expense between the companies. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and merger been consummated as of October 1, 2009.

	Nine months Ended June 30,
	2011	2010

Revenues	$36,344	$418,044
Loss from continuing operations	$(3,289,131)	$(4,070,658)

Basic and diluted loss from continuing operations per share	$(0.56)	$(0.82)

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

6. LOANS FROM RELATED PARTIES

During the nine months ended June 30, 2011 and 2010 the Company obtained $2,604,616 and $588,777, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translation adjustments. The Company also assumed $6,969,858 in related party notes from the acquisition of Wilroot/HEM (Note 4).  These loans bear interest between 0% and 8% annually, are unsecured and due upon demand.  The weighted average interest rate of the loans from related parties for the nine months ended June 30, 2011 was 0.31%.  During the nine months ended June 30, 2011, the Company settled $237,287 (€167,021) of loans from a related party for $7,104 (€5,000) which has been accounting for as a component of stockholders’ deficit in the accompanying condensed consolidated financial statements.

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

8. INCOME TAXES

The Company recorded $80,000 of tax benefit for the nine months ended June 30, 2011 due to the abatement of penalties and interest related to fiscal year 2007. For the nine months ended June 30, 2010 income tax expense was offset by the use of net operating losses from prior periods. As of June 30, 2011, the Company continues to record an income tax valuation allowance equal to the benefit of any remaining income tax carry-forwards due to the uncertain nature of its realization.

9. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of June 30, 2011 or 2010.

The following reconciles the components of the earnings (loss) per share computation for the three months ended June 30:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net loss	$(948,319)	$(183,388)

Denominator:
Weighted average common shares outstanding	5,991,789	4,953,700
Basic and diluted loss per share:
From continuing operations	$(0.16)	$(0.04)
From discontinued operations	$-	$-
Total	$(0.16)	$(0.04)

The following reconciles the components of the earnings (loss) per share computation for the nine months ended June 30:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(1,721,600)	$(828,023)
Net income from discontinued operations	$-	$3,174,493
Net income	$(1,721,600)	$2,346,470

Denominator:
Weighted average common shares outstanding	5,835,946	4,953,700
Basic and diluted income (loss) per share:
From continuing operations	$(0.29)	$(0.17)
From discontinued operations	$-	$0.64
Total	$(0.29)	$0.47

10. GIGA MATRIX HOLDING

The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $30,614 and $116,081 in losses on its equity investment during the nine months ended June 30, 2011 and 2010, respectively.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity, the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the nine months ended June 30, 2011 and 2010 are as follows:

	2011	2010
	(Unaudited)	(Unaudited)
Net loss	$(62,477)	$(236,900)

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

12. CORRECTION OF ERROR

The Company has determined that amortization of the intangibles related to the HEM purchase was improperly calculated resulting in $141,418 and $167,590 of excess amortization being reported in the quarterly statements ended December 31, 2010 and March 31, 2011, respectively.  Amortization expense and accumulated amortization have been reduced by the excess $309,008 for the nine months ended June 30, 2011 in these condensed consolidated financial statements.  The Company will file amended Forms 10Q for the quarters ended December 31, 2010 and March 31, 2011 with restated financial statements.

13. SUBSEQUENT EVENTS

On July 15, 2011 the Company issued 266,668 shares of common stock at $1.50per share in a private placement to two individual investors.

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

INTRODUCTION

The Company’s business model is based on an innovative age validation system which verifies a consumer’s age when purchasing a product that is restricted for minors, such as alcohol or tobacco. On October 15, 2010, the Company completed its acquisition of 100% of Wilroot B.V. (Wilroot) and its wholly owned subsidiary, Hollandsche Exploitatie Maatschappij (HEM), which developed the age validation system “Ageviewers”. The Company’s existing subsidiary, PhotoWizz BV (MediaWizz), and its investment in Giga Matrix Holding, BV (Giga) are important parts of the Ageviewers system supply chain and combining them with Wilroot/HEM allows further integration of the system.

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

Since September 2010, and with an endorsement by a Dutch independent liquor store association, the Company has entered into 3-year service contracts with over 100 alcohol outlets in the Netherlands. Currently, approximately 12.000 alcohol transactions per week are validated with the system, evidencing its acceptance and potential. When the installation of the first 100 stores is complete, expected October 2011, the Company would consider this installed base to be a solid point from which to start also pursuing international business. The Company intends to realize its domestic and international expansion plans by taking advantage of its experiences in the Netherlands as well as the Company’s access to investment markets.

Our future revenues and operating results will depend upon demand in the market and the success of the four pillars of our business model which are: the manufacturing and leasing of age validation equipment, the performance of age validation transactions, the performance of market surveys and the broadcasting of in-store commercial messages using age validation equipment between age checks.

The demand in the market relies on the rate of adoption of the Company’s age verification solution by retail chains which will be influenced over time by government laws relating to the regulation and availability of alcohol and tobacco as well as the enforcement of the associated penalties for those caught infringing the law. As to this, at the end of June 2011, Dutch Parliament approved stiffer sanctions for retailers disregarding the Dutch Alcohol and Catering Law, which includes a temporary ban on sales of alcohol from a supermarket which is caught selling alcohol to minors three times in one year. Since the traditional method of age validation that is commonly used has been shown to be ineffective in preventing sales to minors, the Company expects that most retail outlets that sell alcohol will have to modify the age validation system they currently use.

The Company expects that the current level of social damages, the trend towards stiffer penalties, and the trend toward self-scan checkouts will enable the age verification market to continue to develop.  HEM’s current market, the Netherlands, includes approximately 7,500 stores conducting about 350 million age-restricted transactions per year. The Company estimates the European and US market to be at least 40 times larger and believes it will be able to access a significant portion of those markets.

For further information refer to the Company’s annual report on Form 10-K for the year ended September 30, 2010.

BALANCE SHEET COMPARISON AT JUNE 30, 2011 AND SEPTEMBER 30, 2010

Assets: Total assets at June 30, 2011 increased by $7,492,984 or 387% to $9,429,669 compared to $1,936,685 at September 30, 2010. This increase is due primarily to the addition of property and equipment of nearly $3,514,000 and patents and trade names valued at approximately $3,284,000 associated with our acquisition of Wilroot/HEM during the quarter ended December 31, 2010.

Liabilities: Current liabilities at June 30, 2011 increased by $7,973,299 or 231% to $11,420,464 compared to $3,447,165 at September 30, 2010. This increase is due primarily to the loans from related parties acquired in the Wilroot/HEM acquisition of approximately $5.5 million, net of approximately $1.8 million in loans from HEM to the Company which were eliminated by the acquisition. The Company also received approximately $2.6 million in additional related party loans during the nine months ended June 30, 2011 for funding of operations and new contract installations.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (CONTINUING  OPERATIONS)

We had a net loss of $948,319 for the three months ended June 30, 2011 as compared to net loss of $183,388 during the comparable period in 2010. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales increased to $16,430 for the three months ended June 30, 2011, from $258 for the three months ended June 30, 2010. Sales for the three months ended June 30, 2011 related to the installations of the age verification equipment while the revenues for the three months ended June 30, 2010 related to lingering calling credit, a revenue stream that was terminated due to insufficient margin.    During 2010 and 2011, management focused on creating an installed base of the age validation system in stores to demonstrate its acceptance by store owners and the general public. As such, management’s priority has not been the generation of income but rather building the credibility of the age validation solution.

In order to achieve this installed base in a short period of time, special conditions were negotiated with the initial 100 stores contracted such that the Company anticipates that the revenues from these stores will come from narrowcasting services rather than age verification transactions. The Company intends to  start charging a transaction fee per age check as additional stores are added.  These transaction fees and the rental of age validation equipment will eventually become the main sources of revenue for the Company.

At December 31, 2010, the Company had exceeded its objective of at least doubling the number of clients contracted for three-year service agreements from September 30, 2010 (from 20 to 50). At March 31, 2011, the company had again exceeded its objective of doubling the number of contracts completed (from 50 to 100).  As of June 30, 2011, the Company has over 100 three-year contracts signed for our age validation service.  The installation of age validation equipment in connection with these agreements is currently in process and due to be completed before the end of the fourth fiscal quarter of 2011.

As of June 30, 2011, the age verification system has been installed in 63 stores of which 51 are operational.  The Company plans another 31 installations and 27 activations before the end of September 2011. A significant portion of its outstanding orders will thus have been completed by the end  of the fourth fiscal quarter. The Company believes it will be able to negotiate an agreement with a major service provider to facilitate the generation of income from future narrowcasting services from the installed base of stores.

COST OF SALES

Cost of sales increased by $63,255 or 955% to $69,879 during the three months ended June 30, 2011 from $6,624 during the same period in 2010. This increase in cost of sales is associated with the additional installations of the age validation system in new stores and an increase in the provision for slow moving inventory during the period of $54,650.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased by $340,647 or 155% to $560,054 during the three months ended June 30, 2011 as compared to $219,408 for the comparable period in 2010.  This increase in selling, general and administrative expenses is primarily due to the consolidation of the selling, general and administrative expenses recorded in HEM, as well as the additional cost of outside professional services related to the Company’s integration of HEM.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (CONTINUING  OPERATIONS)

We had net loss of $1,721,600 for the nine months ended June 30, 2011 as compared to net income of $2,346,470 during the comparable period in 2010. The difference is primarily due to income realized in 2010 from the sale of the discontinued operations. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues during the nine months ended June 30, 2011 are derived from the installation of our Ageviewers system while revenues during the comparable period in 2010 were the result of calling credits sales and sale of kiosks. The Company discontinued sales of calling credit through kiosks early in the quarter ended March 31, 2010 and redirected its efforts to create an installed base of age validation terminals in stores.  As a result, sales for the nine months ended June 30, 2011, decreased by $198,424 or nearly 85% to $36,344 from $234,768 for the nine months ended June 30, 2010.

COST OF SALES

Cost of sales increased by $28,225 or 15% to $218,755 during the nine months ended June 30, 2011 from $190,530 during the same period in 2010. This increase in cost of sales is directly attributable to the fact that for the nine month period in 2010, the cost of sales included the cost of providing calling credit traffic while none of this cost is applicable in the same nine month period ended June 30, 2011. The decrease in the cost of calling credit was offset by an increase in the cost of rendering professional installation services associated with the new contracts as previously mention above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased by $1,381,658 or nearly 169% to $2,200,715 during the nine months ended June 30, 2011 as compared to $819,057 for the comparable period in 2010. This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services related to the Company’s acquisition of HEM, as well as the consolidation of the selling, general and administrative expenses recorded in HEM.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (DISCONTINUED OPERATIONS)

The discontinued operations were sold on November 25, 2009 at which time the Company recognized a gain of approximately $3.2 million.

 LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 and September 30, 2010, Teleconnect Inc. had negative working capital of approximately $9,448,000 and $1,942,000, respectively.  This decrease of working capital is a result of the increase in loans from related parties as a result of our acquisition of HEM during the nine month period ended June 30, 2011. The Company also received approximately $2.6 million in additional related party loans during the nine months ended June 30, 2011 for funding of operations.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend on raising funds through the sale of additional shares of its common stock, increase borrowing, and upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into common stock of the Company, and services rendered in exchange for Common Stock.

The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debt.  On July 15, 2011, Teleconnect entered into agreements with two investors to issue to each of them 133,334 shares of its restricted common stock in exchange for $200,000 each.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended June 30, 2011, a related party advanced the Company funds of approximately $2,604,600 to cover short-term normal operating costs. The advances bear no interest for the fiscal year 2011.

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

During March 2011 the Company settled $237,287 (€167,021) related party notes for $7,104 (€5,000).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2011, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c)) as of a date within 90 days of the filing date of this report on Form 10-Q for June 30, 2011, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are not yet sufficiently adequate to completely ensure that material information relating to the Company and the Company’s consolidated subsidiaries would have be made known to them by others within those entities, during the period in which this quarterly report on Form 10-Q was being prepared. The Company has identified certain weaknesses in its control procedures during 2011 and is in the process of correcting these.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company may be named in legal actions seeking monetary damages. While the outcome of these kinds of matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that current actions will have a material effect on the Company's business or financial condition or results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Subsequent to the end of the three month period subject of this filing, the Company completed an investment agreement to sell to two independent professional Dutch investors resident in The Netherlands and under the Regulation S exemption, 133,334 shares each at $1.50; thus raising $400,000 for the Company..

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

TELECONNECT INC.

Teleconnect Inc.

Date: August 15, 2011	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: August 15, 2011	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk Benschop and Leslie G. Pettitt