Form 10-Q/A
period 2010-12-31
Teleconnect Inc.
filed 2011-08-19
CIK 1101688

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,991,789 shares of common stock at August 18, 2011.

Teleconnect Inc.
Form 10-Q/A
(Amendment No. 1)
For the Quarterly Period Ended December 31, 2010

Our condensed consolidated financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and related condensed footnote disclosures in the Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

On July 20, 2011, management of Teleconnect Inc. (the “Company”) was advised by its independent public accountants that the financial statements filed in the Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and March 31, 2011, filed with the Securities and Exchange Commission on February 22, 2011 and May 20, 2011, respectively, contain errors relating to amortization of certain intangibles.  The Company has determined that the amortization of the intangibles related to the HEM purchase was improperly calculated resulting in $138,329 excess amortization being reported in the quarterly condensed consolidated statements ended December 31, 2010.

The condensed consolidated financial statements and other financial information included in the Amendment No. 1 have been restated accordingly.  The public should no longer rely on our previously filed financial statements for the three months ended December 31, 2010.  These matters have been discussed by our authorized executive officers and with our independent registered certified public accounting firm.

TELECONNECT INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS:
Cash	$99,707	$17,420
Accounts receivable - trade	9,661	36,276
Other receivables	66,353	-
Due from Giga Matrix Holding, B.V.	597,472	361,441
Inventory, work in process (net of reserve for slow moving inventory of $229,422 and $187,478 at December 31, 2010 and September 30, 2010,respectively)	1,007,912	1,076,580
Prepaid taxes	86,614	8,278
Prepaid expenses	96,015	5,224

Total current assets	1,963,734	1,505,219

PROPERTY AND EQUIPMENT, NET	3,288,045	7,120

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	415,454	424,346
Patents and tradenames, net	3,491,742	-
Long-term notes receivable (net of allowance for bad debts of $575,846 and $588,171 at December 31, 2010 and September 30, 2010, respectively)	-	-

	$9,158,975	$1,936,685

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited) (Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$344,457	$111,576
Accrued liabilities
Related parties	-	127,619
Other	190,778	36,949
Notes payable	293,964	300,256
Income Taxes payable	-	80,000
Loans from related parties	8,349,200	2,790,765

Total current liabilities	9,178,399	3,447,165

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 5,879,205 and 4,953,700 shares outstanding at December 31, 2010 and September 30, 2010, respectively	5,879	4,954
Additional paid-in capital	32,568,352	31,511,257
Accumulated deficit	(29,514,492)	(30,019,592)
Accumulated other comprehensive loss	(3,079,163)	(3,007,099)

Total stockholders' deficit	(19,424)	(1,510,480)

	$9,158,975	$1,936,685

See accompanying Notes to Condensed Consolidated Financial Statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,

	2010	2009
	(Unaudited) (Restated)	(Unaudited)
SALES	$11,971	$234,399

COST OF SALES	77,343	170,133

GROSS LOSS	(65,372)	64,266

OPERATING EXPENSES:
Selling, general and administrative expenses	734,966	368,091
Bad debt expense	-	7,509
Depreciation and amortization	247,325	693

Total operating expenses	982.291	376,293

LOSS FROM CONTINUING OPERATIONS	(1,047,663)	(312,027)

OTHER INCOME (EXPENSES):
Interest income	19	7,534
Gain on bargain purchase	1,487,531	-
Loss on investment	(12,626)	-
Interest expense - related parties	(2,161)	(4,430)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	425,100	(308,923)

BENEFIT FROM INCOME TAXES	80,000	-

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	505,100	(308,923)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	3,174,493

NET INCOME	$505,100	$2,865,570

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	$0.09	$(0.06)
From discontiued operations	-	0.64
Total	$0.09	$0.58

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	5,597,872	4,953,617

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net Income	$505,100	$2,865,570
Foreign currency translation adjustment	(109,188)	(115,352)
Tax effect on currency translation	37,124	39,220

COMPREHENSIVE INCOME	$433,036	$2,789,438

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,

	2010	2009
	(Unaudited) (Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$505,100	$2,865,570
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	247,325	693
Bad debt expense	-	7,509
Inventory allowance	46,629
Loss on equity investments	12,626	-
Gain on bargain purchase	(1,487,531)
Gain on sale of subsidiaries	-	(3,200,137)
Change in operating assets and liabilities
Accounts receivable - trade	31,380	(428)
Accounts receivable - other	16,916	-
Accrued interest receivable		(7,509)
Inventory	-	154,476
Prepaid expenses	(15,290)	5,130
Prepaid taxes	(25,905)	(1,900)
Accounts payable	(61,047)	61,205
Accrued liabilities and income taxes payable	(131,392)	23,488

Net cash used in operating activities	(861,189)	(91,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,059)	-
Repayments from equity investment	-	3,599
Proceeds from disposal of equipment	-	3,051

Net cash (used in) provided by investing activities	(13,059)	6,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(4,687)	-
Loan proceeds from related parties	954,500	213,878

Net cash provided by financing activities	949,813	213,878

EFFECT OF EXCHANGE RATE	6,722	4,832

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,287	133,457

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,420	15,652

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,707	$149,109
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
675,505 shares of common stock issued for acquisition	$709,280	$-
250,000 shares of common stock issued for accrued interest	$348,741	$-

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

4. BUSINESS COMBINATION

On October 15, 2010, the Company completed its acquisition of 100% of Wilroot and its wholly owned subsidiary HEM (Wilroot/HEM).  Previously,  Wilroot/HEM and the Company agreed for the purpose of the transaction to transfer effective control of Wilroot/HEM to the company as of October 1, 2010. The Company issued 675,505 shares of its restricted common stock valued at $709,280 along with the assumption of debt and other liabilities of $7,740,102 for a total purchase consideration of $8,449,382.

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

Total amortization of $223,342 was included in the condensed consolidated financial statements for the three months ended December 31, 2010. Amortization expense is expected to be $1,058,700 annually in each of the next five years.

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

There is $9,462 of revenues and $659,807 of operating losses from Wilroot/HEM included in the condensed consolidated financial statements for the period October 15, 2010 to December 31, 2010.

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

	Three months Ended December 31,
	2010	2009

Revenues	$ 11,971	$ 299,870
(Loss)/earnings from continuing operations	$(1,062,431)	$(1,460,834)

Basic and diluted (loss)/earnings from continuing operations per share	$(0.19)	$(0.29)

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

On December 2, 2010 the Company agreed with the holder of the loan from related party to issue 250,000 share of the Company’s restricted common stock for $348,741 in accrued interest.

8. INCOME TAXES

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

The following reconciles the components of the earnings (loss) per share computation for the three months ended December 31:

	2010	2009
Basic and diluted loss per share computation
Numerator:
Net income (loss) from continuing operations	$505,100	$(308,923)
Net income from discontinued operations	$-	$3,174,493
Net income	$505,100	$2,865,570

Denominator:
Weighted average common shares outstanding	5,597,872	4,953,617
Basic and diluted income (loss) per share:
From continuing operations	$0.09	$(0.06)
From discontinued operations	$-	$0.64
Total	$0.09	$0.58

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

11. RESTATEMENT

The Company has determined that the amortization of the intangibles related to the HEM purchase was improperly calculated resulting in $138,329 excess amortization being reported in the quarterly condensed consolidated statements ended December 31, 2010.

Condensed Consolidated Balance Sheet impact –

The following table sets forth the effects of the restatement adjustments on the Company’s December 31, 2010 condensed consolidated balance sheet:

	Balance December 31, 2010, as previously reported	Adjustment amounts	Balance December 31, 2010, as restated
Patents and tradenames, net	$3,355,661	$136,081	$3,491,742
Total assets	$9,022,894	$136,081	$9,158,975

Accumulated deficit	$(29,652,821)	$138,329	$(29,514,492)
Accumulated other comprehensive loss	(3,076,915)	(2,248)	(3,079,163)
Total stockholders’ deficit	(155,505)	136,081	(19,424)
Total liabilities and stockholders’ deficit	$9,022,894	$136,081	$9,158,975

Condensed Consolidated Statement of Operations impact –

The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of operations for the three months ended December 31, 2010:

	Balance December 31, 2010, as previously reported	Adjustment amounts	Balance December 31, 2010, as restated
Depreciation	$385,654	$(138,329)	$247,325
Total operating expenses	1,120,620	(138,329)	982,291
Loss from operations	(1,185,992)	138,329	(1,047,663)
Income from continuing operations before income taxes	286,771	138,329	425,100
Net income	366,771	138,329	505,100
Basic and diluted income per share	$0.07	$0.02	$0.09
Foreign currency translation adjustment	(105,782)	(3,406)	(109,188)
Tax effect on currency translation	35,966	1,158	37,124
Comprehensive income	$296,955	$136,081	$433,036

Condensed Consolidated Statement of Cash Flows impact –

The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the three months ended December 31, 2010:

	Balance December 31, 2010, as previously reported	Adjustment amounts	Balance December 31, 2010, as restated
Net income	$366,771	$138,339	$505,100
Depreciation	$385,654	$(138,339)	$247,325

12. GOING CONCERN

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

INTRODUCTION

At the time of this filing, the Company’s new business model is based on an innovative age validation system which verifies a consumers’ age when purchasing a product that is restricted from minors such as alcohol or tobacco.  Revenues for this first fiscal quarter are derived from commercial services rendered in relation to the business of age validation.  Management is currently creating an installed base of customers using the system, in order to evidence it’s acceptance in the marketplace. Our future revenues and operating results will depend upon the success of the four pillars of our new business model which are: the manufacturing and leasing of age validation equipment, the performance of age validation transactions, the performance of market surveys and the broadcasting of in-store commercial messages using age validation equipment between age checks.  During the same three month period in 2009, we derived our continuing operations revenues primarily from the sale of multimedia terminals and hardware components to the suppliers of retail chains. These terminals and components were applied to different functions such as recharging prepaid telephone cards.

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

BALANCE SHEET COMPARISON AT DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

Assets: Total assets at December 31, 2010 increased 373% to $9,158,975 compared to $1,936,685 at September 30, 2010.  This increase is due primarily to property and equipment of nearly $3,300,000 and patents and trade names worth approximately $3,356,000 associated with our acquisition of Wilroot/HEM during the quarter ended December 31, 2010.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (CONTINUING  OPERATIONS)

We had net income of $505,100 for the three months ended December 31, 2010 as compared to net income of $2,865,570 during the comparable period in 2009. A comparison of revenues and expenses for the two periods is as follows:

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

TELECONNECT INC.

Teleconnect Inc.

Date: August 18, 2011	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: August 18, 2011	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Les Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk Benschop and Les Pettitt