Form 10-Q/A
period 2011-03-31
Teleconnect Inc.
filed 2011-08-19
CIK 1101688

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

Teleconnect Inc.
Form 10-Q/A
(Amendment No. 1)
For the Quarterly Period Ended March 31, 2011

Our condensed consolidated financial statements as of March 31, 2011 and for the three and six months ended March 31, 2011 and related condensed footnote disclosures in the Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

On July 20, 2011, management of Teleconnect Inc. (the “Company”) was advised by its independent public accountants that the financial statements filed in the Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and March 31, 2011, filed with the Securities and Exchange Commission on February 22, 2011 and May 20, 2011, respectively, contain errors relating to amortization of certain intangibles.  The Company has determined that the amortization of the intangibles related to the HEM purchase was improperly calculated resulting in $303,312 excess amortization being reported in the quarterly condensed consolidated statements ended March 31, 2011.

The condensed consolidated financial statements and other financial information included in the Amendment No. 1 have been restated accordingly.  The public should no longer rely on our previously filed financial statements for the three and six months ended March 31, 2011.  These matters have been discussed by our authorized executive officers and with our independent registered certified public accounting firm.

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of March
		31, 2011 (unaudited)(restated) and September 30, 2010	2

		Condensed Consolidated Statements of Operations for
		the three and six months ended March 31, 2011(restated) and 2010
		(Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for
		the three and six months ended March 31, 2011 (restated) and 2010
		(Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	13

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item	4.	Controls and Procedures	17

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	18

Item	1A.	Risk Factors	18

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item	3.	Defaults Upon Senior Securities	18

Item	4.	Submission of Matters to a Vote of Security Holders	18

Item	5.	Other Information	18

Item	6.	Exhibits	18

Signatures			19

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$123,770	$17,420
Accounts receivable - trade	1,317	36,276
Other receivables	14,099	-
Due from Giga Matrix Holding, B.V.	648,787	361,441
Inventory, work in process (net of reserve for slow moving inventory of $243,930 and $187,478 at March 31, 2011 and September 30, 2010,respectively)	908,458	1,076,580
Prepaid taxes	85,441	8,278
Prepaid expenses	158,956	5,224

Total current assets	1,940,828	1,505,219

PROPERTY AND EQUIPMENT, NET	3,514,144	7,120

OTHER ASSETS:
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	441,727	424,346
Patents and tradenames, net	3,599,963	-
Long-term notes receivable (net of allowance for bad debts of $597,967and $588,171 at March 31, 2011 and September 30, 2010, respectively)	-	-

	$9,496,662	$1,936,685

TELECONNECT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited) (Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$416,814	$111,576
Accrued liabilities
Related parties	-	127,619
Other	257,502	36,949
Notes payable	312,554	300,256
Income Taxes payable	-	80,000
Loans from related parties	9,536,370	2,790,765

Total current liabilities	10,523,240	3,447,165

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized,5,991,789 and 4,953,700 shares outstanding at March 31, 2011 and September 30, 2010, respectively	5,992	4,954
Additional paid-in capital	32,865,974	31,511,257
Accumulated deficit	(30,792,872)	(30,019,592)
Accumulated other comprehensive loss	(3,105,672)	(3,007,099)

Total stockholders' deficit	(1,026,578)	(1,510,480)

	$9,496,662	$1,936,685

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31,
(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)		(Restated)

SALES	$7,943	$111	$19,914	$234,510

COST OF SALES	71,533	13,773	148,876	183,906

GROSS (LOSS) INCOME	(63,590)	(13,662)	(128,962)	50,604

OPERATING EXPENSES:
Selling, general and administrative expenses	905,694	224,049	1,640,660	599,649
Depreciation and amortization	297,437	761	544,762	1,454

Total operating expenses	1,203,131	224,810	2,185,422	601,103

LOSS FROM CONTINUING OPERATIONS	(1,266,721)	(238,472)	(2,314,384)	(550,499)

OTHER INCOME (EXPENSES):
Interest income	18	10,417	37	17,951
Gain on bargain purchase	-	-	1,487,531	-
Loss on investment	(9,136)	(103,503)	(21,762)	(103,503)
Interest expense - related parties	(2,541)	(4,154)	(4,702)	(8,584)

LOSS FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(1,278,380)	(335,712)	(853,280)	(644,635)

BENEFIT FROM INCOME TAXES	-	-	80,000	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,278,380)	(335,712)	(773,280)	(644,635)

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	-	3,174,493

NET (LOSS) INCOME	$(1,278,380)	$(335,712)	$(773,280)	$2,529,858

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
From continuing operations	$(0.22)	$(0.07)	$(0.13)	$(0.13)
From discontiued operations	-	-	-	0.64
Total	$(0.22)	$(0.07)	$(0.13)	$0.51

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	5,921,737	4,953,700	5,758,026	4,953,700

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net (Loss) Income	$(1,278,380)	$(335,712)	$(773,280)	$2,529,858
Foreign currency translation adjustment	(40,164)	41,649	(149,353)	(73,703)
Tax effect on currency translation	13,656	(14,161)	50,780	25,059

COMPREHENSIVE (LOSS) INCOME	$(1,304,888)	$(308,224)	$(871,853)	$2,481,214

The accompanying notes are an intergral part of these financial statements.

TELECONNECT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,

	2011	2010
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(773,280)	$2,529,858
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	544,762	1,454
Bad debt expense	-	17,900
Stock-based compensation	67,552	-
Inventory allowance	47,121	-
Loss on equity investments	21,762	103,503
Gain on bargain purchase	(1,487,531)
Gain on sale of subsidiaries	-	(3,200,137)
Change in operating assets and liabilities
Accounts receivable - trade	42,266	(1,281)
Accounts receivable - other	73,627	-
Accrued interest receivable		(17,900)
Inventory	50,676	153,974
Prepaid expenses	(73,861)	(893)
Prepaid taxes	(21,404)	(14,999)
Accounts payable	(11,378)	300
Accrued liabilities and income taxes payable	(97,861)	(653)

Net cash used in operating activities	(1,617,549)	(428,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(133,582)	-
Proceeds from disposal of equipment	-	2,786

Net cash (used in) provided by investing activities	(133,582)	2,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(4,683)	-
Loan proceeds from related parties	1,925,154	401,506

Net cash provided by financing activities	1,920,471	401,506

EFFECT OF EXCHANGE RATE	(62,990)	21,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,350	(2,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,420	15,652

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,770	$12,703
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
112,584 shares of common stock issued for compensation	$67,552	$-
675,505 shares of common stock issued for acquisition	$709,280	$-
250,000 shares of common stock issued for accrued interest	$348,741	$-

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

Total amortization of $489,716 was included in the condensed consolidated financial statements for the six months ended March 31, 2011. Amortization expense is expected to be approximately $1,062,000 annually in each of the next five years.

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

There is $17,396 of revenues and $1,624,680 of operating losses from Wilroot/HEM included in the condensed consolidated financial statements for the period October 15, 2010 to March 31, 2011.

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

	Six months Ended March 31,
	2011	2010

Revenues	$19,914	$361,373
Loss from continuing operations	$(2,340,811)	$(2,656,509)

Basic and diluted loss from continuing operations per share	$(0.41)	$(0.54)

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

The following reconciles the components of the earnings (loss) per share computation for the three months ended March 31:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net loss	$(1,278,380)	$(335,712)

Denominator:
Weighted average common shares outstanding	5,921,737	4,953,700
Basic and diluted loss per share:
From continuing operations	$(0.22)	$(0.07)
From discontinued operations	$-	$-
Total	$(0.22)	$(0.07)

The following reconciles the components of the earnings (loss) per share computation for the six months ended March 31:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(773,280)	$(644,635)
Net income from discontinued operations	$-	$3,174,493
Net income	$(773,280)	$2,529,858

Denominator:
Weighted average common shares outstanding	5,758,026	4,953,700
Basic and diluted income (loss) per share:
From continuing operations	$(0.13)	$(0.13)
From discontinued operations	$-	$0.64
Total	$(0.13)	$0.51

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

11. RESTATEMENT

The Company has determined that the amortization of the intangibles related to the HEM purchase was improperly calculated resulting in $303,312 excess amortization being reported in the quarterly condensed consolidated statements ended March 31, 2011.

Condensed Consolidated Balance Sheet impact –

The following table sets forth the effects of the restatement adjustments on the Company’s March 31, 2011 condensed consolidated balance sheet:
	Balance March 31, 2011, as previously reported	Adjustment amounts	Balance March 31, 2011, as restated
Patents and tradenames, net	$3,283,812	$316,151	$3,599,963
Total assets	$9,180,511	$316,151	$9,496,662

Accumulated deficit	$(31,096,184)	$303,312	$(30,792,872)
Accumulated other comprehensive loss	(3,118,511)	12,839	(3,105,672)
Total stockholders’ deficit	(1,342,729)	316,151	(1,026,578)
Total liabilities and stockholders’ deficit	$9,180,511	$316,151	$9,496,662

Condensed Consolidated Statement of Operations impact –

The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2011:

	Balance March 31, 2011, as previously reported		Adjustment amounts	Balance March 31, 2011, as restated
Depreciation and amortization		$462,420	$(164,983)		$297,437
Total operating expenses		1,368,114	(164,983)		1,203,131
Loss from continuing operations		(1,431,704)	164,983		(1,266,721)
Loss from continuing operations before income taxes		(1,443,363)	164,983		(1,278,380)
Net loss		(1,443,363)	164,983		(1,278,380)
Basic and diluted income (loss) per share	$	(0.24)	$0.02	$	(0.22)
Foreign currency translation adjustment		(63,024)	22,860		(40,164)
Tax effect on currency translation		21,428	(7,772)		13,656
Comprehensive income (loss)		$(1,484,959)	$180,071		$(1,304,888)

The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of operations for the six months ended March 31, 2011:

	Balance March 31, 2011, as previously reported		Adjustment amounts	Balance March 31, 2011, as restated
Depreciation and amortization		$848,074	$(303,312)		$544,762
Total operating expenses		2,488,734	(303,312)		2,185,422
Loss from continuing operations		(2,617,696)	303,312		2,314,384
Loss from continuing operations before income taxes		(1,156,592)	303,312		(853,280)
Net loss		(1,076,592)	303,312		(773,280)
Basic and diluted income (loss) per share	$	(0.19)	$0.06	$	(0.13)
Foreign currency translation adjustment		(168,806)	19,453		(149,353)
Tax effect on currency translation		57,394	(6,614)		50,780
Comprehensive income (loss)		$(1,188,004)	$316,151		$(871,853)

Condensed Consolidated Statement of Cash Flows impact –

The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the six months ended March 31, 2011:

	Balance March 31, 2011, as previously reported	Adjustment amounts	Balance March 31, 2011, as restated
Net income	$(1,076,592)	$303,312	$(773,280)
Depreciation and amortization	$848,074	$(303,312)	$544,762

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

BALANCE SHEET COMPARISON AT MARCH 31, 2011 AND SEPTEMBER 30, 2010

Assets: Total assets at March 31, 2011 increased by $7,559,977 or 390% to $9,496,662 compared to $1,936,685 at September 30, 2010. This increase is due primarily to the addition of property and equipment of nearly $3,514,000 and patents and trade names valued at approximately $3,284,000 associated with our acquisition of Wilroot/HEM during the quarter ended December 31, 2010.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (CONTINUING  OPERATIONS)

We had a net loss of $1,278,380 for the three months ended March 31, 2011 as compared to net loss of $335,712 during the comparable period in 2010. A comparison of revenues and expenses for the two periods is as follows:

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

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (CONTINUING  OPERATIONS)

We had net loss of $773,280 for the six months ended March 31, 2011 as compared to net income of $2,529,858 during the comparable period in 2010. The difference is primarily due to income realized in 2010 from the sale of the discontinued operations. A comparison of revenues and expenses for the two periods is as follows:

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