Form 10-K
period 2011-09-30
Teleconnect Inc.
filed 2011-12-29
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2011: aggregate market value of $1,180,401 with 1,967,335 shares outstanding at $0.60.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: December 27, 2011: 6,599,133 shares of common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

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

Serving as a telecommunications service provider in Spain for almost 10 years, the Company never fully reached expectations and decided late in 2008 to change its course of business. In November 2009, 90% of the Company’s telecommunication business was sold to a Spanish group of investors, and on October 15, 2010, the Company completed the acquisition of Hollandsche Exploitatie Maatschappij BV (HEM), a Dutch entity established in 2007. HEM’s business involves the age validation of consumers when purchasing products which cannot be sold to minors, such as alcohol or tobacco. This age validation business is at the core of the Company’s strategic direction. The Dutch companies acquired in 2007 (Giga Matrix, The Netherlands, 49% and Mediawizz, The Netherlands, 100%) are considered to function complementary to this new service offering.

Through the purchase of HEM and its ownership in Mediawizz and Giga Matrix, the Company now accesses all four pillars under its business model: the manufacturing and leasing of electronic age validation equipment, the performance of age validation transactions remotely, the performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks.

Products and service offering

Unlike the traditional ‘in store’ method of age validation, the Company’s system (‘Ageviewers’) is designed to check ages centrally. Using a special terminal at our customers’ checkout and a secure internet connection, during transactions involving products with a minimum legal age limit, a brief video connection is created between the terminal and an external age-verification center of the Company. At this center, specially trained verification personnel performs the actual age verification based on the incoming images of customers buying alcohol or tobacco. Also, the system provides for the exact age to be determined based on photo identification in such cases where the buyer is not unmistakably of age.

The operators of the external age-verification center are not in direct contact with the person being assessed. The chances of human error and integrity problems (due to intimidation, familiarity or disinterest, for example) are thus minimal. Equally important, because of the central approach, minors do not know in which stores non-compliance (if any) will occur. One of the key problems of age validation – that  age limits are neglected in a few, or in even just one store, which causes the effectiveness of the complete control system to be nil – cannot occur in an Ageviewers environment.  The system, therefore, completely aligns with what is legally expected of alcohol and tobacco distributors.

If a terminal is not in use (before or after age verification), the system can display specific advertising material. This may result in additional or alternative revenue. The system is also suitable for brief market surveys.

In addition, the Company has developed an in-store camera security system which has successfully been piloted in The Netherlands. The system, which serves outside opening hours, shares connections and part of the hardware needed in relation to age validation, and is therefore expected to be very cost effective for shop owners.

The Company’s hardware products are fully in compliance with the European Machine Directive and have been tested and approved for electromagnetic compatibility. The operations are momentarily limited to Europe and therefore not subject to specific regulation in the U.S., either at the federal or state level.

There are currently no known systems which are similar to Ageviewers, but the constant attention on penalties and on tightening sanctions with regard to the illegal sale of alcohol and tobacco will undoubtedly tempt others to become active in the area of age-verification. The Company has applied for patents for its specific technology. To date, several of these patent applications have been granted.

Service of components is provided from the office in Breda, The Netherlands, and can largely also be provided ‘remotely’. The customers’ terminals are linked with the Company’s database server and background tests are continuously performed to confirm that the technology is available. If the connection or operation of a terminal fails, an alert is immediately displayed on a central screen at the Company, indicating which location is affected by what problem.

Market

The Company is focused primarily on retail trade. For instance in the Netherlands (population 16.5M – the home market), some 7,500 liquor stores and supermarkets conduct about 350 million age-restricted transactions per annum and account for approximately 80% of all alcohol consumed. The operable European and US market is estimated to be at least 30 times larger.

Despite the increasing social pressure to improve the quality of age verification, and a trend towards self-scan checkouts (without personnel), there is a concentrated resistance within the alcohol industry and the supermarket branch to reorganizing the way that alcohol is sold. The efforts of the Company are therefore logically focused on breaking through the resistance in the market and offering an alternative for traditional age verification.

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

The Dutch wholly owned subsidiaries HEM and Mediawizz, and Giga Matrix, in which we hold an equity interest, are managed by a team of 4, with a staff of one administrative assistant. In addition 4 external specialists who are independent contractors support our automation processes. The validation center currently employs 8 operators directly and another 12 operators and one person to provide janitorial services through an employment agency.  There are 30 people involved in the operation as of September 30, 2011 of which none are represented by a labor union with respect to his or her employment by the Company. Except for management, all personnel work part time.

The Company currently operates 96 hours per week (coinciding with the opening times of the retail trade) and all operators work part time and in short shifts. In addition, the daily and weekly peaks and valleys in sales are extremely predictable, which makes it very simple to plan the number of required operators at a given moment of the day or week.

Stage of development of business
After bringing to market the Ageviewers solution in July 2010, by September of that year the Company had entered into contracts with over 20 individual alcohol outlets in the Netherlands each for a period of 36 months of which 6 stores had received delivery of the system. Since then, the Company has increased the number of contracts with retail stores to over 100. In all these initial contracts the Company receives revenues from advertising only. As per the date of this filing 4 of the initially contracted stores are fully equipped with the advertising module and approximately 50 more will be equipped before the end of March 2012. The Company, therefore, expects income from advertising to gradually ramp up during the next several financial quarters.

In accordance with its business plan and after successfully creating the installed base, the Company is now leading its marketing efforts towards contracts that create revenue from hardware and transaction fees as well. As to this, and subsequent to year-end, the Company for the first time has agreed to install Ageviewers under these conditions in 3 Dutch supermarkets in early 2012. Due to stiffer penalties for sales of alcohol to minors and the announced intensified law enforcement in Holland, the Company expects that demand for Ageviewers will further develop as planned and that the number of paying clients will increase substantially during the fiscal year 2012.

As we expect independent, smaller retail organizations to take the lead in the use of Ageviewers, it is unlikely that a significant percentage of the Company’s revenue will be derived from just one or few customers during fiscal year 2012. After implementation of the new Alcohol and Catering Act in Holland however, which is now being dealt with in the Dutch Senate and which features a three-strike-out clause for supermarkets that sell to minors, the Company expects that also larger supermarket chains will gradually leave the concept of traditional age validation and chose the Ageviewers solution. In such cases, the Company intends to take the necessary precautions to prevent credit risks.

Depending on the pace with which we develop our home market, we anticipate that we will be in a position during the fiscal year 2012 to explore the US market. In order to do so, sufficient additional funding will be required. The Company is currently investigating options that lead to adequate financing of proposed US operations.

The Company spent approximately $176,488 on research and development in the fiscal year ended September 30, 2011. In addition HEM expended significant resources on research and development prior to its acquisition by the Company.

Discontinued operation

Even though the Company has discontinued its majority share in telecommunications in Spain, it has maintained a 10% stake in Teleconnect SA. During the fiscal year 2011, Teleconnect SA continued to provide prepaid voice telephone services to its customers.

Item 1A Risk Factors

Lack of profitability

We may not achieve or sustain profitability in the future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2011, we had an accumulated deficit of $33,282,158 and had a stockholders' deficit of $2,680,145. As shown in the accompanying consolidated financial statements, the Company had net loss of $3,262,566 in 2011 while it had net income of $1,972,838 in 2010 due to gain of $3,119,901 on the sale of the discontinued operations. As of September 30, 2011, the Company had a working capital deficit of $10,107,484 as compared to its working capital deficit as of September 30, 2010 of $2,303,387.

Going concern

The Company has received a going concern opinion from its auditor.  It has not generated significant revenues from operations and there is no assurance that significant revenues will be generated in the future. The Company may not be able to continue as a going concern.

Need for additional funds

The Company disposed of its telecom activities in fiscal year 2010 and restructured its debt during fiscal year 2011. With the disposition of the business line, the Company changed its main business. This change requires the Company to secure sufficient funding to front the implementation and acceptance period in the market of the new services. Looking forward, when entering new markets with new innovative service offerings, such as the Ageviewers solution, we may not succeed in attracting sufficient funds to successfully accomplish the transition that is necessary to create a viable situation.

Exit for investors

While the Company’s Common Stock is traded on the OTC Bulletin Board, such market is thin and there can be no assurance as to the prices at which the shares will trade or that such shares will trade at all.  The actual lack of liquidity of the Company’s stock inherently has the risk that shares may not find a buyer thus making it more difficult for shareholders to sell their shares.

The market: resistance

Despite the increasing need for measures protecting youth and limiting social damage, monitoring age limits effectively also meets resistance from political and other arenas. In many cases, the legal regulation is at odds with specific objectives in the alcohol and tobacco industries which can mobilize supply industries and distribution channels in their resistance. Examples include the advertising industry, or the supermarket branch, which is financially largely dependent on the marketing of alcohol and tobacco products.

The strategic resistance of the alcohol and tobacco industry to changes that may affect their main distribution; the loyalty of store owners and chains of stores to the traditional verification methods imposed by branch organizations and the price perception of clients with respect to Ageviewers are factors that might negatively affect the profitability and future of the Company.

Success dependent on success of Ageviewers

The primary sources of revenues of the Company are expected to be related to Ageviewers.  If the Company is not able to successfully market and sell Ageviewers, it will not generate sufficient revenues to survive.

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

We may in the future experience interruptions in service as a result of fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our offices and equipment, similar measures taken by others have been insufficient or circumvented in the past. There can be no assurance that our measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of our computer systems or. Furthermore, addressing security problems may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

Competition.

The markets we serve are highly competitive and our competitors, or future competitors, may have much greater resources to commit to growth, new technology and marketing. We cannot be sure that we will have the resources or expertise to successfully counter competition. Our competitors may be able to:

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

Governmental Regulation

Governments are slowly developing stricter laws and increasing the penalties applied to those that sell alcohol or tobacco to minors yet some fail in the enforcement of those same laws. Lack of penalties and law enforcement significantly influence demand for effective age verification systems. No assurances can be provided that stricter laws will be implemented or existing laws will not be abolished. Also, no guarantees exist that governments will impose stricter law enforcement or that existing law enforcement will not be abolished.

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

Future Sales of Our Common Stock May Depress Our Stock Price

The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were 6,436,882 shares of our Common Stock outstanding as “restricted securities” as defined in Rule 144 as of September 30, 2011, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Voting Control

The largest single shareholder of the Company as of September 30, 2011, Mr. Hendrik van den Hombergh, owned directly and beneficially approximately 31.9% of the Company’s outstanding Common Stock as of that date. During 2011, this stockholder has financially made possible the change in course described earlier. As of September 30, 2011, Mr. Leo Geeris remained a significant shareholder of the Company with 24.2% of the common stock of the Company. Subsequent to September 30, 2011, with the issuance of stock in relation to the closing of two independent private placements, the percentage ownership of Mr. van den Hombergh was 31.8% and that of Mr. Geeris became 22.9%.

Item 1B    Unresolved Staff Comments

None

Item 2.      Properties

The Company’s principal executive offices were located during fiscal 2011 at Oude Vest 4, 4811 HT, Breda, The Netherlands.

These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3.      Legal Proceedings

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During fiscal 2011, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new events in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

Item 4.   (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

There is no established public trading market for the Common Stock of the Company; however, the Common Stock is currently traded on the OTC Bulletin Board under the symbol TLCO.QB.  As of December 22, 2011, there were approximately 100 holders of Common Stock of the Company. The Company has not paid any dividends on its shares during the two most recent fiscal years.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by OTC Bulletin Board for the periods indicated. For consistency reasons with the financial statements, the per share historical prices listed below, reflect retroactively the effect of the 1-for-100 reverse split approved by the majority of the shareholders of the Company at its shareholders’ meeting on November 12, 2009.

	High Closing Bid Price	Low Closing Bid Price
Fiscal Year Ended September 30, 2010
1 st Quarter	$2.00	$1.00
2 nd Quarter	$1.55	$0.41
3 rd Quarter	$1.40	$1.10
4 th Quarter	$1.15	$0.60

Fiscal Year Ended September 30, 2011
1 st Quarter	$1.05	$1.05
2 nd Quarter	$1.05	$0.60
3 rd Quarter	$0.60	$0.60
4 th Quarter	$1.01	$0.35

Stock Option, SAR and Stock Bonus Consultant Plan

On October 8, 2010, the Company adopted and approved its 2010 Stock Option, SAR and Stock Bonus Plan (the “2010 Plan”) which reserved 500,000 shares of Common Stock for issuance under this new 2010 Plan. This Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to Officers, Directors or consultants to the Company. On February 25, 2011, 112,584 shares were issued under this plan to Mr. Jan Hovers, Director of the Company.  No other shares have been issued from the plan.

Sale of Unregistered Securities

During the quarter ended September 30, 2011, the Company sold unregistered Common Stock in a private placement program under which shares have been issued:  240,676 shares for $216,150 on August 26, 2011, 133,334 shares for $200,000 on July 14, 2011, and 133,334 shares for $200,000 on July 12, 2011.

The Company has 100,000 shares (totaling $98,250) of Common Stock subscribed but not issued as of September 30, 2011.

Subsequent to the fiscal year ended September 30, 2011, the Company agreed to place 445,940 shares of the Company’s common stock for $406,500; these shares have not been issued as of the date of filing.

All shares were sold to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended.  There were no underwriters involved and no underwriting discounts or commissions were paid.

Item 6. Selected Financial Data

The following table sets forth certain operating information regarding the Company.

	Year Ended	Year Ended
	September 30, 2011	September 30, 2010
Revenues	$112,722	$254,446
Cost of sales	$766,742	$282,333
Selling, general and administrative	$2,883,521	$968,146
Depreciation	$1,190,871	$2,619
Gain on bargain purchase	$1,434,694	$-
Loss on investment	$(39,172)	$(130,057)
Interest expense – related parties	$(8,071)	$(68,111)
Benefit for income taxes	$80,000	$49,670
Net loss from continuing operations	$(3,262,566)	$(1,147,063)
Net income from discontinued operations	$-	$3,119,901
Net income (loss)	$(3,262,566)	$1,972,838
Comprehensive income (loss)	$(3,239,819)	$1,889,174
Net income (loss) per share	$(0.55)	$0.40

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

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2 to the financial statements. We consider the following accounting policies to be the most critical:

Estimates - The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the reselling and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition - Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenue from the sale of multimedia hardware components from our Mediawizz subsidiary are recognized in the period in which title has passed and services have been rendered.

Accounting for Stock-Based Compensation - The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock option awards, if any, are estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock awards, if any, are based on the fair value of the Company’s common stock on the date of the grant. The compensation expense for stock-based awards is reduced by an estimate of forfeitures and is recognized over the expected term of the award under a graded vesting method.

Variable Interest Entities - We analyze potential Variable Interest or Special-Purpose Entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has analyzed its investment in Giga and after analysis we have determined that, while Giga is a VIE as defined by FASB ASC 810-10, we are not the primary beneficiary, and therefore Giga is not required to be consolidated.

Segment Reporting - Based on the criteria within accounting guidance, we have determined that we had two reportable segments in 2010; the age-validation sales and services, which as per September 30, 2011, encompasses HEM and Mediawizz, and telecommunications systems and related services (discontinued operations) which encompasses the companies of Teleconnect Comunicaciones SA, Teleconnect Telecom SL, Recarganet.  During 2011 we only have one reportable segment.

Discontinued operations - In March 2009, the Company entered into an agreement to sell ITS Europe, Teleconnect SA, Teleconnect Telecom and Recarganet to certain employees and officers of Teleconnect SA with the Company retaining 10% of Teleconnect SA. The Company formalized the sale before a public notary on November 25, 2009.

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

Today, our existing revenues may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, changes in market dynamics or the timing of product development or market introductions. These factors have affected our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and are expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

As of November 25, 2009, the Company no longer receives any revenues from the discontinued operations. The remaining 10% shareholding the Company has retained in Teleconnect SA, may provide for future revenue in the form of dividend and /or sales of stock.

On October 15, 2010, the Company completed the acquisition of HEM. HEM’s core business involves the age validation of consumers when purchasing products which cannot be sold to minors, such as alcohol or tobacco. The Company regards this age validation business as its new strategic direction. The Dutch companies acquired in 2007 (Giga Matrix, 49% and Mediawizz, 100%) complement this new service offering.

Year Ended September 30, 2011, compared to year ended September 30, 2010

Assets - Total assets as of September 30, 2011 increased 312.3% to $7,984,981 from $1,936,685 at September 30, 2010. This increase is due primarily to the purchase of HEM which increased assets as described in Note 5, Business Combinations, to the consolidated financial statements included in this filing. Other notable changes in assets were a $924,898 decrease in inventory which was from a sale of approximately $550,000 of slow moving inventory for approximately $68,000 as well as transfer of approximately $310,000 of inventory from Mediawizz to property and equipment in HEM as well as an increase in accounts receivable of approximately $73,000 which was related to the sale of slow moving inventory from Mediawizz.

Liabilities - Total liabilities as of September 30, 2011 increased 209.4% to $10,665,126 compared to $3,447,165 as of September 30, 2010. This increase is due primarily to the purchase of HEM which increased liabilities as described in Note 5, Business Combinations, to the consolidated financial statements included in this filing. In addition to the changes from the purchase of HEM, we received $2,330,167 in additional loans from related parties during the year ended September 30, 2011 to provide operating funds for the Company.

Revenues - Revenues from continuing operations for the year ended September 30, 2011 amounted to $112,722 compared to $254,446 in the prior year; a decrease of 55.7%. Current year revenues were partially derived from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer. Even though the Company decided to terminate calling credit business during the 2010 fiscal year, one contract could not be ended and continues to produce some revenue into 2011. Mediawizz’ activities have been transformed during the fiscal year to compliment the Company’s future core business. The decrease in sales is attributed to this transformation and the fact that the Company has focused on the installation of over 100 age verification points in stores and supermarkets to demonstrate the effectiveness of the system and the acceptance of its use by the general public.  The Company did not anticipate generating revenue from these 100 installations other than future income from advertising. In accordance with its business plan and after successfully creating the installed base of 100 installations, the Company is now leading its marketing efforts towards contracts that create revenue from hardware and transaction fees as well. As to this and subsequent to year-end, the Company for the first time has agreed to install Ageviewers under these conditions in 3 Dutch supermarkets in early 2012.

Gain on bargain purchase - In 2011, we purchased Wilroot with assets of $9,884,076 for 675,505 shares of our Common Stock valued at $709,280 and the assumption of $7,740,102 in liabilities resulting in a gain on the bargain purchase of $1,434,694. Further information on this transaction is at Note 5 to the consolidated financial statements.

Pricing Policies - The pricing for our products and services from continuing business may vary depending on which combination of services is provided, the speed of service, geographic location and capacity utilization. It is not the intention of the Company to enter “price wars”, but the Company will market its Ageviewers solution at reduced cost at strategically selected locations if the reduced revenues can be offset with revenue generated from in-store commercial messages or market surveys, for example. The Company strives to differentiate itself with the effectiveness of its service and by achieving more added value from the hardware and connectivity installed with regards to age validation.

Client Contracts -Our contracts with customers include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can add additional services to existing contracts, enabling clients to increase the number of locations, for instance. Recent contracts for the age-verification service have been for a 36-month period. Most contracts entered into in 2011 provide the Ageviewer services in return for the rights to advertising revenue from the store.

Cost of Sales - Cost of sales from continuing operations for the year ended September 30, 2011 amounted to $766,742 as compared to $282,333 for the year ended September 30, 2010. Cost of sales increased 171.6% while revenues decreased by 55.7% due to our sale of slow moving inventory from Mediawizz during 2011 which accounted for $477,284 of cost of goods sold in the current year in addition to costs associated with the operation of the Ageviewers system.  The cost of sales in 2011 includes a charge for slow moving inventory of $155,545 compared to $57,467 in 2010. This cost of sales is primarily derived from maintaining the contracts previously mentioned which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the new service offering.  The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance.

Accordingly; we reflected a gross loss during fiscal 2011 of $654,020 compared to gross loss in 2010 of $27,887.

Selling, General and Administrative - Selling, general and administrative expenses during 2011 were $2,883,521, an increase of $1,915,375 or 197.8% from the prior year’s operating expenses of $968,146. This increase is primarily due to the selling, general and administrative expenses associated with HEM and its consolidation of operations in the Company.

Interest Expense  -  Interest expense for the year ended September 30, 2011 was $8,071 compared to $68,111 for the prior year; a decrease of $60,040 or 88.2%. This decrease was due primarily to an agreement reached with related parties to cease charging interest on related party loans during 2011.

Loss From Discontinued Operations

The following table sets forth certain operating information regarding the discontinued operations which were disposed of in 2010:

Year Ended Sept 30, 2010

Revenues	$586,479
Cost of sales	364,021
Gross profit	222,458
Selling, general and administrative expenses	218,695
Depreciation	7,466
Operating loss	(3,703)
Gain on sale of subsidiary	3,145,545
Other income (expense)	(21,941)
Gain (loss) from discontinued operations	$3,119,901

Net cash used in operating activities

In 2011, the Company used $2,681,210 in operating activities primarily from operating losses including the effect of our sale of Mediawizz slow moving inventory valued at $477,000. The Company used $801,405 of its cash in operations in 2010 which was also primarily due to operating losses offset by our gain on sale of subsidiaries.

Net cash used in investing activities

The Company used cash in investing activities in 2011 of $342,161 for the purchase of fixed assets primarily in our HEM subsidiary.

Net cash provided by financing activities

The Company generated cash from financing activities of $3,040,075 in 2011 primarily through loans from related parties of $2,330,167 as well as from private placement totaling $714,400 to non-U.S. resident professional investors. During 2010, the Company generated cash from financing activities of $810,767 in 2010 through loans from related parties.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, to increase borrowing, and to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

Contractual Obligations and Commercial Commitments - The following table is a summary of the Company’s contractual obligations as of September 30, 2011.
		Payments Due by Period
	Total	Less than One Year	1-3 Years
Loans from related parties	$9,597,184	$9,597,184	$-
Note payable to third party	297,066	297,066	-
Operating Leases	127,910	73,740	54,170
Total Contractual Cash Obligations	$10,022,160	$9,967,990	$54,170

Recent Accounting Pronouncements .

In January 2010, the FASB issued amendments to existing accounting guidance regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. These amendments require additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this amendment requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This amendment is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of these amendments; however, we do not expect our adoption of these amendments to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued amendments to existing accounting guidance regarding comprehensive income. This update amended the provisions accounting guidance by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. Therefore, this new presentation will first be reflected in the Company’s March 31, 2012 condensed consolidated financial statements.

In September 2011, the FASB issued amendments to existing accounting guidance regarding the testing of goodwill for impairment. This Update amended the accounting guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this update did not have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

On October 8, 2010, at a meeting of the shareholders of Teleconnect Inc, all shareholders present, representing 91.69% of the outstanding shares of common stock of the Company, agreed to approve the Company’s 2010 Stock Option, SAR and Stock Bonus Plan. At the same meeting, the shareholders ratified the decision of the Board of Directors to complete the purchase of HEM.

During the year ended September 30, 2011, a related party advanced the Company approximately $2,330,000 to cover short-term normal operating costs. The advances bear no interest for the fiscal year 2011.

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

During March 2011, the Company settled $237,287 (€167,021) related party notes for $7,104 (€5,000).

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Teleconnect Inc.

We have audited the accompanying consolidated balance sheets of Teleconnect Inc. and its subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2011 and 2010, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency in addition to a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Coulter & Justus, P.C.

December 27, 2011

Knoxville, Tennessee

TELECONNECT, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$117,145	$17,420
Accounts receivable – trade	109,565	36,276
Other receivables	57,419	-
Inventory, work in process (net of reserve for slow moving inventory
of $91,982 and $187,136 at September 30, 2011 and 2010,respectively)	151,682	1,076,580
Prepaid taxes	88,616	8,278
Prepaid expenses	33,215	5,224

Total current assets	557,642	1,143,778

PROPERTY AND EQUIPMENT, NET	3,198,123	7,120

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	601,832	361,441
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	419,838	424,346
Patents and tradenames, net	3,207,546	-
Long-term notes receivable (net of allowance for bad debts
of $568,336 and $558,136 at September 30, 2011 and 2010, respectively)	-	-
	$7,984,981	$1,936,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$414,270	$111,576
Accounts payable – related party	130,290	-
Accrued liabilities:
Related parties	41,849	127,619
Other	184,467	36,949
Notes payable	297,066	300,256
Income Taxes payable	-	80,000
Loans from related parties	9,597,184	2,790,765

Total current liabilities	10,665,126	3,447,165

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 6,499,133 and 4,953,700 shares outstanding at September 30, 2011 and 2010, respectively, 100,000 shares subscribed and unissued ($98,250) at September 30, 2011	6,599	4,954
Additional paid-in capital	33,579,766	31,511,257
Accumulated deficit	(33,282,158)	(30,019,592)
Accumulated other comprehensive loss	(2,984,352)	(3,007,099)

Total stockholders' deficit	(2,680,145)	(1,510,480)

	$7,984,981	$1,936,685

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

	2011	2010

SALES	$112,722	$254,446

COST OF SALES
Cost of sales	611,197	224,866
Inventory allowance	155,545	57,467

Total cost of sales	766,742	282,333

GROSS LOSS	(654,020)	(27,887)

OPERATING EXPENSES:
Selling, general and administrative expenses	2,883,521	968,146
Depreciation and amortization	1,190,871	2,619

Total operating expenses	4,074,392	970,765

LOSS FROM CONTINUING OPERATIONS	(4,728,412)	(998,652)

OTHER INCOME (EXPENSES):
Interest income	77	87
Gain on bargain purchase	1,434,694	-
Loss on investment	(39,172)	(130,057)
Other expenses	(1,682)	-
Interest expense – related parties	(8,071)	(68,111)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,342,566)	(1,196,733)

BENEFIT FOR INCOME TAXES	80,000	49,670

NET LOSS BEFORE DISCONTINUED OPERATIONS	(3,262,566)	(1,147,063)

NET INCOME FROM DISCONTINUED OPERATIONS	-	3,119,901

NET INCOME (LOSS)	$(3,262,566)	$1,972,838

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
From continuing operations	$(0.55)	$(0.23)
From discontinued operations	-	0.63
Total	$(0.55)	$0.40

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	5,959,443	4,953,700

THE COMPONENTS OF COMPREHENSIVE INCOME (LOSS):
Net Income (loss)	$(3,262,566)	$1,972,838
Foreign currency translation adjustment	34,465	(126,764)
Tax effect on currency translation	(11,718)	43,100

COMPREHENSIVE INCOME (LOSS)	$(3,239,819)	$1,889,174

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	As adjusted for stock split				Accumulated
	Number	$0.001	Additional		Other	Total
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Deficit
Balance, October 1, 2009	4,953,700	$4,954	$31,511,257	$(31,992,430)	$(2,923,435)	$(3,399,654)

Foreign currency translation adjustment, net of tax	-	-	-	-	(83,664)	(83,664)
Net loss	-	-	-	1,972,838	-	1,972,838
Balance, September 30, 2010	4,953,700	4,954	31,511,257	(30,019,592)	(3,007,099)	(1,510,480)

Common stock issued for purchase of subsidiary	675,505	676	708,604	-	-	709,280
Common stock issued for conversion of accrued interest	250,000	250	348,491	-	-	348,741
Common stock issued for services	112,584	112	67,438	-	-	67,550
Sale of common stock	507,344	507	615,643	-	-	616,150
Commons stock subscribed but unissued	100,000	100	98,150	-	-	98,250
Forgiveness of related party debt as capital contribution	-	-	230,183	-	-	230,183
Foreign currency translation adjustment, net of tax	-	-	-	-	22,747	22,747
Net income	-	-	-	(3,262,566)	-	(3,262,566)
Balance, September 30, 2011	6,599,133	$6,599	$33,579,766	$(33,282,158)	$(2,984,352)	$(2,680,145)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,262,566)	$1,972,838
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,190,871	2,619
Stock-based compensation	67,550	-
Inventory allowance	155,545	57,467
Loss on equity investments	39,172	130,057
Gain on bargain purchase	(1,434,694)	-
Gain on sale of subsidiaries	-	(3,145,545)
Change in operating assets and liabilities
Accounts receivable – trade	(68,090)	(33,563)
Accounts receivable – other	26,729	-
Inventory	601,056	189,018
Prepaid expenses	(2,278)	1,295
Prepaid taxes	(27,267)	(8,278)
Accounts payable	134,851	12,634
Accrued liabilities and income taxes payable	(102,089)	20,053

Net cash used in operating activities	(2,681,210)	(801,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(342,161)	-
Proceeds from disposal of equipment	-	3,845

Net cash (used in) provided by investing activities	(342,161)	3,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	714,400	-
Payments on notes payable	(4,492)	-
Loan proceeds from related parties	2,330,167	810,767

Net cash provided by financing activities	3,040,075	810,767

EFFECT OF EXCHANGE RATE	83,021	(11,439)

NET INCREASE IN CASH AND CASH EQUIVALENTS	99,725	1,768

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,420	15,652

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,145	$17,420

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Debt and liabilities from acquisition of HEM	$7,740,102	$-
Forgiveness of related party debt as a capital contribution	$230,183	$-
675,505 shares of common stock issued for acquisition	$709,280	$-
250,000 shares of common stock issued to accrued interest	$348,741	$-

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1. THE COMPANY

Teleconnect Inc. (the “Company”, “Teleconnect”, “we”, “us” or “our”) was incorporated under the laws of the State of Florida on November 23, 1998. The Company is engaged in remotely performing age verification checks for retail stores and supermarkets in order to reduce the possibilities of selling alcohol and tobacco to under aged youths. Prior to November 25, 2009 (and our sale of the Spanish subsidiaries) the Company offered telecommunication services in Spain for home and business use (see Note 6).

2. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Teleconnect Inc. and its subsidiary MediaWizz for the year ended September 30, 2011 as well as its newly acquired subsidiaries Wilroot B. V. (Wilroot) and Hollandsche Exploitatie Maatschappij (HEM) since October 15, 2010, the date of acquisition. The consolidated financial statements for the year ended September 30, 2010 include the accounts of the Company and its subsidiary MediaWizz as well as those for its discontinued subsidiaries of Teleconnect Spain, Teleconnect Telecom and Recarganet for the two months ended November 25, 2009; date at which they were sold. All significant inter-company balances and transactions have been eliminated.

Accounts and notes receivable -

Trade accounts receivable and notes receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. When accounts are determined to be uncollectible they are charged off against an allowance for doubtful accounts. Also, accounts determined to be uncollectible are put in nonaccrual status whereby interest is not accrued on those accounts. Credit losses, when realized, have been within the range of the Company’s expectations. As of September 30, 2011, one customer accounted for 73% of accounts receivable.  As of September 30, 2010, one customer accounted for 94% of accounts receivables.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. There were $82,658 in advertising and sales promotion costs in 2011 and none in 2010.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and highly liquid investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at September 30, 2011 was held in European financial institutions and are insured by the Dutch Central Bank, “De Nederlandsche Bank (DNB)” which, under its Deposit Guarantee Scheme,  guarantees deposits up to € 100,000 held by accountholders of a Dutch bank that becomes unable to meet its obligations.

Revenue Recognition -

The Company recognizes revenue from the sale of multimedia hardware components in the period in which title has passed and services have been rendered. The Company recognizes revenue from narrowcasting and age validation services when services have been rendered and realization is assured.

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

Property and equipment -

Property and equipment is stated at cost except for assets acquired using purchase accounting, which are recorded at fair value (see Note 4). Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expenses as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses included in the results of operation for the respective period. Depreciation is computed on a straight line basis over the useful life which is 3 to 5 years.

Goodwill -

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the years ended September 30, 2011 and 2010, the Company did not incur any charges for impairment.

Variable Interest Entities -

The Company analyzes any potential variable interest or special-purpose entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has analyzed its investment in Giga (see Note 19) and after analysis we have determined that, while Giga is a VIE as defined by FASB ASC 810-10, we are not the primary beneficiary, and therefore Giga is not required to be consolidated.

Fair value of financial instruments –

The Company applies accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2011 and 2010 the fair value of cash, accounts receivable, other receivables, accounts payable, notes payable, and accrued expenses approximated carrying value due to the short maturity of these instruments.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2011, the FASB issued amendments to existing accounting guidance regarding comprehensive income. This Update amended the provisions accounting guidance by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. Therefore, this new presentation will first be reflected in the Company’s March 31, 2012 consolidated financial statements.

In September 2011, the FASB issued amendments to existing accounting guidance regarding the testing of goodwill for impairment. This Update amended the accounting guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this update did not have a material impact on our financial statements.

4. FAIR VALUE MEASUREMENT

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

For assets measured at fair value on a nonrecurring basis in fiscal 2011 and fiscal 2010 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2011:

	September 30, 2011
	Total	Level 1	Level 2	Level 3

Ageviewers Software	$2,522,109	$-	$-	$2,522,109
Terminal and Kiosk Designs	534,470	-	-	534,470
Patents and processes	1,735,253	-	-	1,735,253
Tradenames	937,823	-	-	937,823

Total	$5,729,655	$-	$-	$5,729,655

5. BUSINESS COMBINATION

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

The acquisition was accounted for as a purchase transaction. As required by the applicable guidance in effect at the time of the acquisition, the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert assisted the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, and based on their estimated fair values.

Wilroot/HEM

Current assets	$411,480
Amount due from Teleconnect, Inc	1,631,768
Amount due from MediaWizz	456,744
Total current assets	2,499,992
Ageviewers software	3,257,659
Property and equipment	350,485
Terminal and kiosk hardware design	690,347
Patents and processes	2,003,044
Tradenames	1,082,549
Net assets	9,884,076

Purchase consideration	8,449,382

Excess of net assets over purchase consideration (bargain purchase)	$1,434,694

In connection with the acquisition the Company acquired the Ageviewers software and the terminal and kiosk hardware designs. The Company valued the Ageviewers software based on replacement cost of development using current observable market rates for software engineers which resulted in a fair market value of $3,257,659. The terminal and kiosk hardware designs were valued based on replacement cost of development using current observable market rates for engineers which resulted in a fair market value of $690,347. The software and designs will be amortized over a useful life of 5 years.

The Company also acquired patents and processes associated with the Ageviewers system as well as its trade name. The patents and processes were valued by the Company using the relief from royalty valuation technique which resulted in a fair market value of $2,003,044. The Ageviewers trade name was also valued by the Company using the relief from royalty valuation technique which resulted in a fair market value of $1,082,549. The patents, processes and trade name are being amortized over a 10 year remaining life.

The fair value of the net assets acquired was in excess of the consideration paid by the Company, resulting in a "bargain purchase gain." Upon the determination that the Company was going to recognize a gain related to the bargain purchase, the Company reassessed its valuation assumptions utilized as part of the acquisition accounting. No adjustments to the acquisition accounting valuations were identified as a result of management’s reassessment. The bargain purchase gain is included in the other income (expenses) in the consolidated financial statements for the year ended September 30, 2011. The events and circumstances allowing the Company to acquire Wilroot/HEM at a bargain were related to the ability of Wilroot/HEM to have access to public equity markets to raise funding for the rollout of Ageviewers in The Netherlands and the liquidity provided to the stockholders of Wilroot/HEM by gaining stock in the Company.

There is $38,940 of revenues and $1,757,522 of operating losses from Wilroot/HEM included in the consolidated financial statements for the period October 15, 2010 to September 30, 2011.

Pro-forma financial information

The unaudited pro forma results presented below include the effects of the Company’s October 2010 acquisition of Wilroot/HEM as if the acquisitions and merger had been consummated as of October 1, 2009. The pro-forma earnings/(loss) for the years ended September 30, 2011 and 2010 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction in the interest expense between the companies. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and merger been consummated as of October 1, 2009.

	Years Ended September 30,
	2011	2010

Revenues	$112,722	$494,896
Loss from continuing operations	$(4,777,259)	$(5,591,576)

Basic and diluted loss from continuing operations per share	$(0.80)	$(1.13)

6. DISCONTINUED OPERATIONS

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

Summarized financial information (which consists principally of Teleconnect Spain) included in discontinued operations is as follows for the period October 1, 2009 to November 25, 2009:

Sales	$586,479
Cost of sales	364,021
Gross profit	222,458
Selling, general and administrative expenses	218,695
Depreciation	7,466
Operating loss	(3,703)
Gain on sale of subsidiaries	3,145,545
Other expense	(21,941)
Income from discontinued operations	$3,119,901

Substantially all interest expense is allocated to the ongoing operations of the parent company.

7.  NOTES RECEIVABLE

In February 2007, the Company loaned $512,505 to a business development firm with a maturity date of February 2009. The note is in default and the Company has pursued legal action for collection. The amount (including unpaid interest) was reserved as uncollectible of September 30, 2011 and 2010.

8. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of September 30:

	2011	2010
Software	$3,155,740	$-
Kiosks & terminals	784,021	-
Computers	77,031	112,283
Office equipment	26,885	-
	4,043,677	112,283
Less: Accumulated depreciation	(845,554)	(105,163)
Net property and equipment	$3,198,123	$7,120

Depreciation and amortization of $766,002 and 2,619 were included in the consolidated financial statements for the years ended September 30, 2011 and 2010, respectively.

9. PATENTS AND TRADE NAMES

The components of patents and trade name assets as of September 30, 2011:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2011
Finite-lived intangible assets
Terminal and kiosk hardware designs	5	$661,633	$(127,163)	$534,470
Patents and processes	10	1,919,732	(184,479)	1,735,253
Trade names	10	1,037,524	(99,701)	937,823
Total		$3,618,889	$(411,343)	$3,207,546

Total amortization of $424,869 was included in the consolidated financial statements for the year ended September 30, 2011. Amortization expense for these intangible assets is expected to be approximately $425,000 annually in each of the next five years.

10. LOANS FROM RELATED PARTIES

During the years ended September 30, 2011 and 2010, the Company obtained $2,330,167 and $810,767, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translation adjustments. The Company also assumed $6,969,858 in related party notes from the acquisition of Wilroot/HEM (Note 5).  These loans bear interest between 0% and 8% annually, are unsecured and due upon demand.  The weighted average interest rate of the loans from related parties for the nine months ended September 30, 2011 was 0.31%.  During the year ended September 30, 2011, the Company settled $237,287 (€167,021) of loans from a related party for $7,104 (€5,000) which has been accounting for as a component of stockholders’ deficit in the accompanying condensed consolidated financial statements.

11. NOTE PAYABLE

As of September 30, 2011 and 2010 the Company has two short-term bridge loans totaling $297,066 and $300,256, respectively, from a potential investor.  The notes bear interest between 0% and 8% per year and are due on demand.

12. LEASES

The Company leases its office, warehouse space and vehicles under leases expiring 2012 through 2014.  The future minimum lease payments required under the lease in the next three years are $73,740, $36,722 and 17,448.  Total rent expense for the years ended September 30, 2011 and 2010 were $133,531 and $23,133, respectively.

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

14. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2011 or 2010.

15. EQUITY TRANSACTIONS

On October 15, 2010 the company issued 675,505 shares of restricted common stock valued at $709,280 for the purchase of Wilroot/HEM (Note 5).

On December 2, 2010 the Company agreed with the holder of the loan from related party to issue 250,000 shares of the Company’s restricted common stock to satisfy $348,741 in accrued interest.

During the year ended September 30, 2011 the Company sold 607,344 shares of its common stock for $714,400 to qualified investors of which 100,000 shares ($98,250) are subscribed but unissued.

16. 2010 Stock Option, SAR and Stock Bonus Plan

On October 8, 2010, the shareholders approved the 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) authorizing 500,000 shares of Common Stock to be reserved for issuance under the Plan. The Plan allows us to issue awards as determined by the stock committee of the Company’s board of directors of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to our consultants which may be subject to restrictions. As of September 30, 2011 there are 387,416 shares remaining in the Plan.

On February 25, 2011, the Company issued 112,584 shares of its common stock with a grant date fair value of  $67,549 ($0.60 per share) based on quoted bid prices of our common stock for director’s compensation from the Plan.

17. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:
	2011	2010
Bad debt allowances	$199,978	$199,978
Litigation reserve and other reserves	(2,992)	(1,496)
Equity method investment loss	120,998	107,680
Capital loss carry-forwards	4,348,004	443,167
Operating loss carryovers	6,311,312	4,665,129
Valuation allowance	(10,977,300)	(5,414,458)
)Net deferred tax assets	$-	$-

A reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision is as follows for the years ended September 30:
	2011	2010
Income tax (benefit) provision at U.S Federal statutory rate	$(1,136,472)	$653,877
Foreign losses taxed at rates other than 34%	372,551	38,475
Tax effect of capital loss carryover absorbed	-	(1,069,485)
Permanent differences	26,191	-
(Decrease) increase in penalties and interest on delinquent tax returns	(80,000)	(49,670)
(Decrease) increase in valuation allowance, net of foreign currency adjustments	737,730	377,133
Tax (benefit) provision	$(80,000)	$(49,670)

The following table summarizes the amount and expiration dates of our operating loss carryovers as of September 30, 2011:

	Expiration Dates	Amounts
U.S. federal net operating loss carryovers	2025-2030	$13,282,239
Non-U.S. net operating loss carryovers	2023-2026	8,704,764
Total		$21,987,003

As a result of significant pre-tax losses, the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.  Accordingly a full valuation allowance has been established against our deferred tax assets.  During 2011, the Company increased its valuation allowance by $5,562,842 to reflect the effect the acquisition of losses from HEM, adjustments from the 2010 income tax returns and currency translation effects.

The Company was delinquent in filing tax returns with the Internal Revenue Service and state taxing authorities in 2007. With respect to the fiscal year 2007 returns, $80,000 of penalties and interest have been abated and are included in the 2011 income tax benefit. With respect to the fiscal year 2008 returns, $50,000 of penalties and interest have been abated and are included in the 2010 income tax benefit offset by $330 in accrued state penalties and interest.

Tax returns for the years ended September 30, 2008 through September 30, 2011 are subject to examination by the Internal Revenue Service.

18. EARNINGS (LOSS) PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of September 30, 2011 or 2010.

The following reconciles the components of the earnings (loss) per share computation for the years ended September 30:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net loss from continuing operations	$(3,262,566)	$(1,147,063)
Net income from discontinued operations	$-	$3,119,901
Net income	$(3,262,566)	$1,972,838

Denominator:
Weighted average common shares outstanding	5,959,443	4,953,700
Basic and diluted income (loss) per share:
From continuing operations	$(0.55)	$(0.23)
From discontinued operations	$-	$0.63
Total	$(0.55)	$0.40

19. GIGA MATRIX HOLDING

Giga Matrix provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $39,172 and $130,057 in losses on its equity investment during the years ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $601,832.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Assets and liabilities of Giga at September 30, 2011 and 2010 are as follows:

	2011	2010
	(Unaudited)	(Unaudited)
Assets:
Current assets	$80,710	$78,458
Financial assets – non-current	233,245	215,805
Fixed assets	59	3,154
Intangible assets	40,913	41,352
	$354,927	$338,769

Liabilities:
Current liabilities	$479,500	$386,513
Long-term debt	680,964	688,277
	$1,160,464	$1,074,790

Results of operations of Giga for the years ended September 30, 2011 and 2010 are as follows:

	2011	2010
	(Unaudited)	(Unaudited)
Net loss	$(79,943)	$(128,454)

20. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $3,262,566 for the year ended September 30, 2011 and $1,147,063 in 2010.  In addition, the Company has incurred substantial losses since its inception.

As of September 30, 2011, the Company had a working capital deficit of $10,107,484 as compared to its working capital deficit as of September 30, 2010 of $2,303,387.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  Management has also completed the purchase of HEM to move toward profitability and has commitments from related parties for short-term financing and additional equity financing in relation to its private placement program.  Management expects additional financing through long-term borrowing and equity placements in the future.   There can be no assurance that management's plan will be successful.

21. SUBSEQUENT EVENTS

Subsequent to September 30, 2011 investors purchased 445,940 shares of the Company’s common stock for $406,500.

Subsequent to September 30, 2011, foreign exchange rates have changed; it is not practicable to determine the effect of these changes on these financial statements.

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A).    Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures .

The Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2011, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-K for September 30, 2011, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not sufficiently adequate nor effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared. The actions being taken by the Company to address these ineffective disclosure controls and procedures are set forth in the following section.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  Our management has concluded that during the period covered by this report that our internal control over financial reporting was not sufficiently effective and that there is a material weakness in our internal control over financial reporting.    A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the fiscal year ended September 30, 2011 the Company was required to restate the financial reports for the first two fiscal quarters due to errors relating to amortization of certain intangibles.

In order to mitigate this material weakness, management intends to implement procedures providing for the review of all subsidiary supplied financial statements, consolidated financial statements and the notes thereto to assure they are in compliance with accounting principles generally accepted in the United States of America.

The presence of this material weakness does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

B. Changes in Internal Controls . There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.   The Company identified certain weaknesses in its control procedures during 2011 and 2010 and is in the process of establishing the principles to correct these as well as to implement proper Corporate Governance; the first step of which was to name three members to the Board of Directors in October 2010 as well as having established an Audit Committee, and a Stock Bonus Plan Committee.

Item 9B.    Other Information

None

PART III
Item 10.     Directors, Executive Officer and Corporate Governance

The directors and officers of the Company are as follows:
Name	Age	Position

Mr. Dirk L. Benschop	44	Director, Chief Executive Officer, President and Treasurer
Mr. Jan Hovers	68	Director, Supervisory Board
Mr. Kees Lenselink	55	Director
Mr. Les Pettitt	50	Director, Chief Financial Officer
Mr. Gustavo Gomez	48	Director, Chief Compliance Officer

The term of office of the directors continues until their successors are elected and accept office.

The background and principal occupations of each director and officer of the Company are as follows:

Mr. Benschop became Chief Executive Officer, President, Treasurer and Secretary and a director of the Company on December 11, 2008, upon the resignation of  Mr. Geeris. Mr. Benschop is a seasoned businessman and entrepreneur, a major stakeholder and Director in Giga Matrix BV since 2006,  director and shareholder in dlb finance & consultancy BV, the Netherlands since 1993, Director and former shareholder in HEM, the Netherlands (2009 -2010), and President and CEO of Teleconnect Inc since 2008.

Mr. Hovers became a Director on February 23, 2010. Mr. Hovers is a seasoned successful executive board member with extensive experience in corporate governance, expansion and publically traded companies. Mr. Hovers, former CEO of Stork NV and former member of the Supervisory Board of the Dutch Central Bank (DNB NV), obtained his Ph.D. in Econometrics from Tilburg University, The Netherlands in 1972. Mr. Hovers oversees and advises on all corporate governance issues as well as provides recommendations on the Company’s current intentions to expand its business.

Mr. Lenselink is a Certified Dutch Chartered Auditor specialized in corporate valuations. Mr. Lenselink has held various executive and non-executive board functions within multinational organizations.  Mr. Lenselink became a Director of the Company on October 8, 2010.  Mr Lenselink has been the financial director for Hombergh Holdings B.V. in the Netherlands since shortly after its inception, He has experience with U.S financial reporting and is considered a professional investor.

Mr. Pettitt, CPA, is a certified public accountant with twenty-seven years of public accounting experience in audit, tax and management advisory services. Since 1998, he has owned and operated, Leslie G. Pettitt, PC, which consults with SEC registrants on preparation of their regulatory filings as well as providing contract controllership assistance. Mr. Pettitt is a member of the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants.  Mr. Pettitt became Chief Financial Officer and a director of the Company on October 8, 2011.

Mr. Gomez has an Electrical Engineering degree from McGill University in Canada as well as an Exec-MBA from Spain’s Instituto de Empresa. Mr. Gomez has been an advisor to the Company since December 2008. When Mr. Gomez became an officer and director of the Company on October 8, 2010, he was a full time consultant to the Company.  From March 2002 to October 2007, Mr. Gómez had been President and CEO of Teleconnect Inc.  From October 2007 to December 2008, Mr. Gomez was providing management consulting to third parties and he co-founded the Canada-Spain Chamber of Commerce in Madrid.

Committees of the Board of Directors

During the fiscal year ended September 30, 2011, the Company established an audit committee, compensation committee, and a stock plan committee. The Company’s Stock Plan Committee was established to administer the stock option, SAR and stock bonus plans of the Company. The Board of Directors, comprised of Mr. Benschop, and Mr. Jan Hovers at September 30, 2010, named three more members to the Board of Directors at a meeting held on October 8, 2010.  These new members are; Mr. Kees Lenselink, Mr. Les Pettitt (also Chief Financial Officer) and Mr. Gustavo Gomez (also Chief Compliance Officer). At the same meeting, an Audit Committee was established as well as a new Stock Plan Committee. The audit committee is comprised of Mr. Les Pettitt and Mr. Kees Lenselink. Mr. Pettitt is considered a financial expert based on his curriculum described above in addition to his extensive SEC filing experience with public listed companies. The compensation committee is comprised of Mr. Dirk Benschop and Mr. Jan Hovers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms and amendments thereto furnished to the Company, management believes that Form 3 and Form 4 should be filed by directors of the Company as well as Form 4 by shareholders with over 10% stakeholding.

Code of Ethics

The Company currently is studying various models of existing “Codes of Ethics" to determine which to adapt to the philosophy of the Company. The Company expects to approve and implement a code of ethics before the end of fiscal year 2012.

Item 11.     Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2011:

Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred Compensation earnings	All other compensation	Total
Dirk L. Benschop	2011	$167,364	$0	$0	$0	$0	$0	$0	$167,364
Chief Executive Officer, President,	2010	$0	$0	$0	$0	$0	$0	$0	$0
Secretary and Treasurer

Gustavo Gomez	2011	$168,244	$0	$0	$0	$0	$0	$0	$168,244
Chief Compliance Officer	2010	$0	$0	$0	$0	$0	$0	$0	$0

Les Pettitt	2011	$71,185	$0	$0	$0	$0	$0	$0	$71,185
Chief Financial Officer	2010	$0	$0	$0	$0	$0	$0	$0	$0

All executive officers as a group $406,793

(1)	Mr. Benschop received no salary or bonus during fiscal 2010. Mr. Gomez and Mr. Pettitt were appointed to their positions in 2011.

(2)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

2010 Stock Option, SAR and Stock Bonus  Plan

Given the lack of a Stock Bonus Plan at September 30, 2010 (due to the natural termination of the previous Plan dated 2006), the Company adopted and approved, effective October 8, 2010, its 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 500,000 shares of Common Stock for issuance. This Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to Officers, Directors or consultants to the Company. As of the date of this filing, 112,584 shares have been issued under this 2010 Plan to a director of the Company.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards (1) ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jan Hovers	$34,868	$67,549	$0	$0	$0	$0	$102,417
Kees Lenselink	$0	$0	$0	$0	$0	$0	$0

(1)  At September 30, 2011, the aggregate number of stock awards outstanding was 112,584 shares

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock splits, beneficially owned by each of the officers and directors, and all of such directors and officers as a group and holders of 5% or more of the Company’s Common Stock as of December 27, 2011 are as follows:

	Shares	Percent of
Names and Addresses of Beneficial Owners	Beneficially Owned (1)	Class (10)
Dirk L. Benschop (2) Address: Laakseweg 24, Etten-Leur 4874 LV, The Netherlands	291,180	4.5%
Jan Hovers Address: Oude Vest 4, Breda 4811 HT, The Netherlands	112,584	1.7%
Kees Lenselink (3) Address: Jan Tooropstraat 13, Oosterhout 4907 PB, The Netherlands	694,344	10.7%
Leonardus Geeris Address: Zandpad 29, Maarssen 3601 NA, The Netherlands	1,574,136	24.2%
Hendrik van den Hombergh (4) Address: Hertenroep 10, Teteringen 4847 DC, The Netherlands	2,072,234	31.9%
Quick Holding BV (5) Address: Hertenroep 10, Teteringen 4847 DC, The Netherlands	1,784,733	27.5%
Hombergh Holding BV (6) Address: Hertenroep 10, Teteringen 4847 DC, The Netherlands	383,334	5.9%
DLB Finance and Consultancy BV (7) Address: Laakseweg 24, Etten-Leur, 4874 LV, The Netherlands	291,180	4.5%
Quack Holding BV (8) Address: Jan Tooropstraat 13, Oosterhout 4907 PB, The Netherlands	598,511	9.2%
Directors, officers as a group (9) person, including the above persons	1,098,108	16.9%

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

(2)	The number of shares listed for Dirk L. Benschop are the 291,180 shares owned by DLB Finance and Consultancy BV.

(3)	The number of shares listed for Kees Lenselink are the 598,511 shares owned by Quack Holding BV and 95,833 shares, which is 25% of the shares owned by Hombergh Holding BV.

(4)	The number of shares listed for Hendrik van den Hombergh are the 1,784,733 shares owned by Quick Holding BV and 287,501 shares, which is 75% of the shares owned by Hombergh Holding BV.

(5)	Quick Holding BV is owned by Hendrik van den Hombergh who is beneficially the single largest shareholder of the Company.

(6)	Hombergh Holdings BV is owned 75% by Hendrik van den Hombergh and 25% by Kees Lenselink

(7)	DLB Finance and Consultancy BV is owned by Dirk L. Benschop, the director, Chief Executive Officer and Treasurer of the Company.

(8)	Quack Holding BV is owned by Mr. Kees Lenselink, Director of the Company
(9)	Directors and Officers as a group as shareholders include Mr. Benschop, Mr. Lenselink, and Mr. Hovers and the shares beneficially owned by them.

(10)	As of September 30, 2011, there were 6,499,133 shares of Common Stock issued and outstanding.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Loans from related parties - During the years ended September 30, 2011 and 2010, the Company obtained $2,330,167 and $810,767, respectively, in additional short term loans from Hombergh Holdings BV and Queck holdings BV who are related parties of the Company because they are shareholders, net of currency translation adjustments. The Company also assumed $6,969,858 in related party notes from Hombergh Holdings BV in connection with the acquisition of Wilroot/HEM (See Note 5 of notes to the consolidated financial statements).  These loans bear interest between 0% and 8% annually, are unsecured and due upon demand.  The weighted average interest rate of the loans from related parties for the nine months ended September 30, 2011 was 0.31%.  During the year ended September 30, 2011, the Company settled $237,287 (€167,021) of loans from a related party for $7,104 (€5,000) which has been accounted for as a component of stockholders’ deficit in the accompanying condensed consolidated financial statements.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2011 and 2010 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Coulter & Justus PC for fiscal year ended September 30, 2011	$145,865	$0	$41,920	0
Coulter & Justus PC for fiscal year ended September 30, 2010	$243,149	$0	$57,043	$0

(1)
Includes professional services for the audit of the Company’s annual financial statements, reviews of financial statements included in the Company’s Form 10-Q filings, services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably provide, such as assistance with and review of documents filed with the SEC.

(2)	Includes fees associated with tax compliance, tax advice, and domestic and international tax planning.

The Company's Board of Directors has evaluated and approved in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. At the Board Meeting held on October 8, 2010, an audit committee was established and its initial two members are: Les Pettitt, Director and Chief Financial Officer and Mr. Kees Lenselink, Director.  The Company is currently searching for its third member of the audit committee.

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

1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)
10. Material Contracts

Exhibit 10.1	Contract dated November 25, 2009 selling Spanish subsidiaries to Alfonso de Borbon is incorporated by reference to the Schedule 14A proxy statement of the Company filed August 27, 2009.
11. Statement re: computation of per share earnings
Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.

21. A description of the subsidiaries of the Company	A description of the subsidiaries of the Company.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teleconnect Inc.

Date: December 29, 2011	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: December 29, 2011	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Teleconnect Inc.

Date: December 29, 2011	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director

Teleconnect Inc.

Date: December 29, 2011	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director

Teleconnect Inc.

Date: December 29, 2011	By:	/s/ Gustavo Gomez
Gustavo Gomez
Director

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

21	Description of subsidiaries
31.1	Certification of Dirk L. Benschop
31.2	Certification of Les Pettitt
32.1	Certification of Dirk L. Benschop and Les Pettitt