Form 10-Q
period 2011-12-31
Teleconnect Inc.
filed 2012-02-21
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: February 14, 2012: 6,599,133 shares of common stock, $.001 par value

TELECONNECT INC.

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,360	$117,145
Accounts receivable - trade	78,246	109,565
Other receivables	32,994	57,419
Inventory, work in process (net of reserve for slow moving inventory of $99,205 and $91,982 at December 31, 2011 and September 30, 2011,respectively)	134,174	151,682
Prepaid taxes	54,016	88,616
Prepaid expenses	70,934	33,215

Total current assets	399,724	557,642

PROPERTY AND EQUIPMENT, NET	2,949,982	3,198,123

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	560,041	601,832
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	402,302	419,838
Patents and tradenames, net	2,971,027	3,207,546
Long-term notes receivable (net of allowance for bad debts of $544,597 and $568,336 at December 31, 2011 and September 30, 2011, respectively)	-	-

TOTAL ASSETS	$7,283,076	$7,984,981

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$391,785	$414,270
Accounts payable - related parties	224,806	130,290
Accrued liabilities
Related parties	200,711	41,849
Other	180,210	184,467
Notes payable	284,658	297,066
Loans from related parties	9,196,324	9,597,184

Total current liabilities	10,478,494	10,665,126

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, No shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 6,499,133 shares outstanding at December 31, and September 30, 2011, respectively, 739,960 shares subscribed and unissued ($700,711) at December 31, 2011 and 100,000 shares ($98,250) at September 31, 2011	7,239	6,599
Additional paid-in capital	34,181,587	33,579,766
Accumulated deficit	(34,521,059)	(33,282,158)
Accumulated other comprehensive loss	(2,863,185)	(2,984,352)

Total stockholders' deficit	(3,195,418)	(2,680,145)

TOTAL LIABILITIES	$7,283,076	$7,984,981

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2011	2010
	(Unaudited)	(Unaudited)

SALES	$19,385	$11,971

COST OF SALES	44,018	77,343

GROSS LOSS	(24,633)	(65,372)

OPERATING EXPENSES:
Selling, general and administrative expenses	787,380	734,966
Depreciation and amortization	323,327	247,325

Total operating expenses	1,110,707	982,291

LOSS FROM CONTINUING OPERATIONS	(1,135,340)	(1,047,663)

OTHER INCOME (EXPENSES):
Interest income	20	19
Gain on bargain purchase	-	1,487,531
Loss on investment	(9,585)	(12,626)
Other income	145	-
Interest expense - related parties	(94,141)	(2,161)

(LOSS) INCOME FROM CONTINUING OPERTIONS BEFORE INCOME TAXES	(1,238,901)	425,100

BENEFIT FROM INCOME TAXES	-	80,000

NET (LOSS) INCOME	$(1,238,901)	$505,100

BASIC AND DILUTED (LOSS) INCOME PER SHARE:	$(0.18)	$0.09

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	6,945,833	5,597,872

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net (Loss) Income	$(1,238,901)	$505,100
Foreign currency translation adjustment	183,586	(109,188)
Tax effect on currency translation	(62,419)	37,124

COMPREHENSIVE (LOSS) INCOME	$(1,117,734)	$433,036

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,238,901)	$505,100
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	323,327	247,325
Inventory allowance	11,516	46,629
Loss on equity investments	9,585	12,626
Gain on bargain purchase	-	(1,487,531)
Change in operating assets and liabilities
Accounts receivable - trade	26,743	31,380
Accounts receivable - other	-	16,916
Inventory	(344)	-
Prepaid expenses	(39,106)	(15,290)
Prepaid taxes	30,899	(25,905)
Accounts payable	94,776	(61,047)
Accrued liabilities and income taxes payable	186,085	(131,392)

Net cash used in operating activities	(595,420)	(861,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(102,038)	(13,059)

Net cash used in investing activities	(102,038)	(13,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	602,461	-
Payments on notes payable	-	(4,687)
Loan proceeds from related parties	-	954,500

Net cash provided by financing activities	602,461	949,813

EFFECT OF EXCHANGE RATE	7,212	6,722

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,785)	82,287

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,145	17,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,360	$99,707

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

675,505 shares of common stock issued for acquistion	$-	$709,280
250,000 shares of common stock issued for accrued interest	$-	$348,741

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2011

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect Inc. and its subsidiaries PhotoWizz BV (“MediaWizz”), Wilroot B. V. (Wilroot) and Hollandsche Exploitatie Maatschappij (“HEM”). All significant inter-company balances and transactions have been eliminated.

The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011.

Revenue Recognition -

The Company recognizes revenue from the sale of multimedia hardware components in the period in which title has passed and services have been rendered. The Company recognizes revenue from narrowcasting and age validation services when services have been rendered and realization is assured.

2. BUSINESS COMBINATION

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

October 15, 2010 Wilroot/HEM

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

In the quarter ended September 30, 2011 the Company adjusted the purchase allocation resulting in a final excess of net assets over purchase consideration (bargain purchase) of $1,434,694.

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

3. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the amounts recorded in the consolidated financial statements.

4. EQUITY TRANSACTIONS

During the three months ended December 31, 2011, the Company sold 639,960 shares of its common stock for $602,461 to qualified investors; these shares are subscribed but unissued as of the date of filing.

5. INCOME TAXES

The Company recorded $80,000 of tax benefit for the three months ended December 31, 2010 due abatement of penalties and interest related to fiscal year 2007. The Company continues to record an income tax valuation allowance equal to the benefit of any remaining income tax carry-forwards due to the uncertain nature of its realization.

6. (LOSS) EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of December 31, 2011 or 2010.

The following reconciles the components of the earnings (loss) per share computation for the three months ended December 31:

	2011	2010
Basic and diluted loss per share computation
Numerator:
Net (loss) income	$(1,238,901)	$505,100

Denominator:
Weighted average common shares outstanding	6,945,833	5,597,872

Basic and diluted (loss) income per share:	$(0.18)	$0.09

7. GIGA MATRIX HOLDING

Giga Matrix Holding, BV (“GIGA” ) provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga, including amounts due from Giga, under the equity method. Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $9,585 and $12,626 in losses on its equity investment during the three months ended December 31, 2011 and 2010, respectively.

As of September 30, 2011, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $560,041.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the three months ended December 31, 2011 and 2010 are as follows:

9

	2011	2010
	(Unaudited)	(Unaudited)
Net loss	$(19,562)	$(25,767)

8. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2011, the Company had a working capital deficit of $10,078,770 and a loss form operations of $1,238,901 for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. Management has also completed the purchase of HEM to move toward profitability and has commitments from related parties for short-term financing and additional equity financing in relation to its private placement program. Management expects additional financing through long-term borrowing and equity placements in the future. There can be no assurance that management's plan will be successful.

9. SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company sold 337,248 shares of its common stock to qualified investors (who are also related parties) for an aggregate amount of $337,870. The shares are subscribed but unissued as of the date of this filing.

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

INTRODUCTION

The Company’s business model is based on an innovative age validation system which verifies a consumers’ age when purchasing a product that is restricted from minors such as alcohol or tobacco and our revenues are derived from the sale of multimedia terminals and hardware components to the suppliers of retail chains. These terminals and components can be applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results will depend in the future upon the success of the four pillars described in our business model which is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors. The Company is not reliant on any one specific customer for revenues.

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

Cost of sales consists of customer support costs, training and professional services expenses, and parts for the terminals; which consist of small display screens, metallic housings, PC’s, switches, small cameras similar to webcams, electronic components, cables, power supplies and software licenses amongst other items.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to stabilize or increase slightly as the Company expands its points of sale in Europe as well as when it prepares itself to enter the U.S. market.

BALANCE SHEET COMPARISON AT DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

Assets: Total assets at December 31, 2011 decreased $701,905 or 8.8% to $7,283,076 compared to $7,984,981 at September 30, 2011.  This decrease is due primarily to the amortization and depreciation of patents, trade-names, property and equipment of approximately $323,000, as well collection of accounts receivable and prepaid taxes during the quarter.

Liabilities: Current liabilities at December 31, 2011 decreased $186,632 or 1.7% to $10,478,494 compared to $10,665,126 at September 30, 2011. This decrease is due primarily to a decrease in loans from related parties resulting from a decline in the Euro/US Dollar exchange rate partially offset by an increase in accounts payable and other accrued liabilities.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

We had net loss of $1,238,901 for the three months ended December 31, 2011 as compared to net income of $505,100 during the comparable period in 2010. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended December 31, 2011 consisted of Installation and service revenues of $13,177 (2010: $2,445), calling credit of $4,926 (2010: $7,017), photo print services $663 (2010: $2,510) and other revenue of $619 (2010:$0).

Current quarterly revenues were partially derived from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer. Even though the Company decided to terminate calling credit business during the 2010 fiscal year, one contract could not be ended and continued to produce some revenue into the fiscal quarter ended Decemebr 31, 2011. Over the past year, the Company has focused on the installation of over 100 age verification points in stores and supermarkets to demonstrate the effectiveness of the system and the acceptance of its use by the general public.  The Company did not anticipate generating revenue from these 100 installations other than future income from advertising or professional services rendered. In accordance with its business plan, and after successfully creating the installed base of 100 installations, the Company is now leading its marketing efforts toward contracts that create revenue from hardware and transaction fees as well. The Company for the first time has agreed to install Ageviewers under these conditions in 3 Dutch supermarkets in early 2012.

COST OF SALES

Cost of sales consisted of telecommunication costs of $15,731 (2010: $15,639), kiosk support costs of $10,881, (2010: $8,074), calling credit costs $4,926 (2010:$5,453), photo print costs $964 (2010: $1,548) and inventory write down of $11,516 (2010: $46,629).

The cost of sales are primarily derived from maintaining the contracts previously mentioned which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the new service offering.  The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased by $54,414 or 7.1% to $787,380 during the three months ended December 31, 2011 as compared to $734,966 for the comparable period in 2010.  This increase in selling, general and administrative expenses is primarily due to the additional cost of outside professional services.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 and September 30, 2011, Teleconnect Inc. had negative working capital of approximately $10,079,000 and $10,107,000, respectively.  This increase of working capital is primarily a result of the change in the Euro/US Dollar exchange rate during the quarter.

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

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into common stock of the Company, and and the sale of Common Stock.

The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of debt and for working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2011, the Company sold 639,960 shares of its common stock for $602,461 to qualified investors; these shares are subscribed but unissued as of the date of filing.

Subsequent to December 31, 2011, the Company sold 337,248 shares of its common stock to qualified investors (who are also related parties) for an aggregate amount of $337,870. The shares are subscribed but unissued as of the date of this filing.

  ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During the first fiscal quarter of 2012, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2011, the Company sold 639,960 shares of its common stock for $602,461 to qualified investors; these shares are subscribed but unissued as of the date of filing.

Subsequent to December 31, 2011, the Company sold 337,248 shares of its common stock to qualified investors (who are also related parties) for an aggregate amount of $337,870. The shares are subscribed but unissued as of the date of this filing.

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

TELECONNECT INC.

Teleconnect Inc.

Date: February 17, 2012	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: February 17, 2012	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt