Form 10-Q
period 2012-03-31
Teleconnect Inc.
filed 2012-05-14
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: May 14, 2012: 6,499,133 shares of common stock, $.001 par value

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and September 30, 2011	2

		Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item	4.	Controls and Procedures	13

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	14

Item	1A.	Risk Factors	14

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item	3.	Defaults Upon Senior Securities	14

Item	4.	Submission of Matters to a Vote of Security Holders	14

Item	5.	Other Information	14

Item	6.	Exhibits	14

Signatures			15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,630	$117,145
Accounts receivable - trade	84,124	109,565
Other receivables	34,155	57,419
Inventory, work in process (net of reserve for slow moving inventory of $113,823 and $91,982 at March 31, 2012 and September 30, 2011,respectively)	127,077	151,682
Prepaid taxes	33,246	88,616
Prepaid expenses	40,203	33,215

Total current assets	333,435	557,642

PROPERTY AND EQUIPMENT, NET	2,928,922	3,198,123

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	579,773	601,832
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	415,267	419,838
Patents and tradenames, net	2,960,929	3,207,546
Long-term notes receivable (net of allowance for bad debts of $562,149 and $568,336 at March 31, 2012 and September 30, 2011, respectively)	-	-

	$7,218,326	$7,984,981

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$373,139	$414,270
Accounts payable - related parties	231,144	130,290
Accrued liabilities
Related parties	339,217	41,849
Other	158,960	184,467
Notes payable	494,172	297,066
Loans from related parties	9,492,704	9,597,184

Total current liabilities	11,089,336	10,665,126

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 6,499,133 shares outstanding at March 31, 2012 and September 30, 2011, respectively, 977,208 shares subscribed and unissued ($940,331) at March 31, 2012 and 100,000 shares ($98,250) at September 30, 2011	7,476	6,599
Additional paid-in capital	34,420,970	33,579,766
Accumulated deficit	(35,331,352)	(33,282,158)
Accumulated other comprehensive loss	(2,968,104)	(2,984,352)

Total stockholders' deficit	(3,871,010)	(2,680,145)

	$7,218,326	$7,984,981

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three months ended		For the six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$92,481	$7,943	$111,866	$19,914

COST OF SALES	81,096	71,533	125,114	148,876

GROSS INCOME (LOSS)	11,385	(63,590)	(13,248)	(128,962)

OPERATING EXPENSES:
Selling, general and administrative expenses	424,413	905,694	1,211,793	1,640,660
Depreciation and amortization	318,455	297,437	641,782	544,762

Total operating expenses	742,868	1,203,131	1,853,575	2,185,422

LOSS FROM OPERATIONS	(731,483)	(1,266,721)	(1,866,823)	(2,314,384)

OTHER INCOME (EXPENSES):
Interest income	-	18	20	37
Gain on bargain purchase	-	-	-	1,487,531
Loss on investment	(8,240)	(9,136)	(17,825)	(21,762)
Other income	20,860	-	21,005	-
Interest expense - related parties	(91,430)	(2,541)	(185,571)	(4,702)

LOSS BEFORE INCOME TAXES	(810,293)	(1,278,380)	(2,049,194)	(853,280)

BENEFIT FROM INCOME TAXES	-	-	-	80,000

NET LOSS	$(810,293)	$(1,278,380)	$(2,049,194)	$(773,280)

BASIC AND DILUTED LOSS PER SHARE:	$(0.11)	$(0.22)	$(0.29)	$(0.13)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	7,429,413	5,921,737	7,186,302	5,758,026

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net Loss	$(810,293)	$(1,278,380)	$(2,049,194)	$(773,280)
Foreign currency translation adjustment	(158,968)	(40,164)	24,618	(149,353)
Tax effect on currency translation	54,049	13,656	(8,370)	50,780

COMPREHENSIVE LOSS	$(915,212)	$(1,304,888)	$(2,032,946)	$(871,853)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,049,194)	$(773,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641,782	544,762
Stock-based compensation	-	67,552
Inventory allowance	22,732	47,121
Loss on equity investments	17,825	21,762
Gain on bargain purchase	-	(1,487,531)
Change in operating assets and liabilities
Accounts receivable - trade	24,248	42,266
Accounts receivable - other	22,639	73,627
Inventory	222	50,676
Prepaid expenses	(7,350)	(73,861)
Prepaid taxes	54,405	(21,404)
Accounts payable	65,651	(11,378)
Accrued liabilities and income taxes payable	274,325	(97,861)

Net cash used in operating activities	(932,715)	(1,617,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(196,713)	(133,582)

Net cash used in investing activities	(196,713)	(133,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	842,081	-
Payments on notes payable	-	(4,683)
Loan proceeds	200,340	-
Loan proceeds from related parties	-	1,925,154

Net cash provided by financing activities	1,042,421	1,920,471

EFFECT OF EXCHANGE RATE	(15,508)	(62,990)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,515)	106,350

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,145	17,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,630	$123,770

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

112,584 shares of common stock issued for compensation	$-	$67,552
675,505 shares of common stock issued for acquistion	$-	$709,280
250,000 shares of common stock issued to accrued interest	$-	$348,741

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect Inc. and its subsidiaries PhotoWizz BV (“MediaWizz”), Wilroot B. V. (“Wilroot”) and Hollandsche Exploitatie Maatschappij (“HEM”). All significant inter-company balances and transactions have been eliminated.

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

2. BUSINESS COMBINATION

On October 15, 2010, the Company completed its acquisition of 100% of Wilroot and its wholly owned subsidiary HEM (“Wilroot/HEM”). Previously, Wilroot/HEM and the Company agreed for the purpose of the transaction to transfer effective control of Wilroot/HEM to the Company as of October 1, 2010. The Company issued 675,505 shares of its restricted common stock valued at $709,280 along with the assumption of debt and other liabilities of $7,740,102 for a total purchase consideration of $8,449,382.

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

In the quarter ended September 30, 2011, the Company adjusted the purchase allocation resulting in a final excess of net assets over purchase consideration (bargain purchase) of $1,434,694.

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

There is $17,396 of revenues and $1,624,980 of operating losses from Wilroot/HEM included in the condensed consolidated financial statements for the period October 15, 2010 to March 31, 2011.

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

4. NOTES PAYABLE

During February and March 2012 the Company received a total of $200,340 in bridge loans from a potential investor. The loans are due on demand and do not accrue interest.

4. EQUITY TRANSACTIONS

During the six months ended March 31, 2012, the Company sold 877,208 shares of its common stock for $842,081 to qualified investors; these shares are subscribed but unissued as of the date of filing.

5. INCOME TAXES

The Company recorded $80,000 of tax benefit for the six months ended March 31, 2011 due to the abatement of penalties and interest related to fiscal year 2007. The Company continues to record an income tax valuation allowance equal to the benefit of any remaining income tax carry-forwards due to the uncertain nature of its realization.

6. LOSS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods.

The following reconciles the components of the loss per share computation for the three months ended March 31:

	2012	2011
Basic and diluted loss per share computation
Numerator:
Net loss	$(810,293)	$(1,278,380)

Denominator:
Weighted average common shares outstanding	7,429,413	5,921,737

Basic and diluted loss per share:	$(0.11)	$(0.22)

The following reconciles the components of the loss per share computation for the six months ended March 31:

	2012	2011
Basic and diluted loss per share computation
Numerator:
Net loss	$(2,049,194)	$(773,280)

Denominator:
Weighted average common shares outstanding	7,186,302	5,758,026

Basic and diluted (loss) income per share:	$(0.29)	$(0.13)

7. GIGA MATRIX HOLDING

Giga Matrix Holding, BV (“Giga” ) performs market surveys and provides broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga, including amounts due from Giga, under the equity method. Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $8,240 and $9,136 in losses on its equity investment during the three months ended March 31, 2012 and 2011, respectively and $17,825 and $21,762 during the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $579,773.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the six months ended March 31, 2012 and 2011 are as follows:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss	$(36,376)	$(44,412)

8. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2012, the Company had a working capital deficit of $10,755,901 and a net loss from operations of $2,049,194 for the six months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. Management has commitments from related parties for short-term financing and additional equity financing in relation to its private placement program. Management expects additional financing through long-term borrowing and equity placements in the future. There can be no assurance that management's plan will be successful.

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

INTRODUCTION

The Company’s business model is based on an innovative age validation system which verifies a consumers’ age when purchasing a product that is restricted from minors such as alcohol or tobacco and our revenues are derived from the sale of multimedia terminals and hardware components to the suppliers of retail chains. These terminals and components can be also applied to different functions such as recharging prepaid telephone cards. Our revenues and operating results will depend in the future upon the success of the four pillars described in our business model which is influenced significantly over the longer term by government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors. The Company is not reliant on any one specific customer for revenues.

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

BALANCE SHEET COMPARISON AT MARCH 31, 2012 AND SEPTEMBER 30, 2011

Assets: Total assets at March 31, 2012 decreased by $766,655 or 9.6% to $7,218,326 compared to $7,984,981 at September 30, 2011. This decrease is due primarily to the amortization and depreciation of patents, trade-names, property and equipment as well as collection of accounts receivable and refund of prepaid taxes and use of cash in operations during the six months ended March 31, 2012.

Liabilities: Current liabilities at March 31, 2012 increased by $424,210 or nearly 4% to $11,089,336 compared to $10,665,126 at September 30, 2011 due to additional bridge loans and accrued management fees during the six months ended March 31, 2012.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (CONTINUING  OPERATIONS)

We had a net loss of $810,293 for the three months ended March 31, 2012 as compared to net loss of $1,278,380 during the comparable period in 2011. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended March 31, 2012 consisted of $92,481 as compared to $7,943 for the same period of the previous year due primarily to the increase in revenues from kiosk sales and installation and service activities. The breakdown of 2012 revenues for the three months ended March 31, 2012 is as follows: age verification $532, narrowcasting $2,252, installation and service $14,949, calling credits $5,747, kiosk sales $68,321 and other revenue of $680, revenues during 2011 primarily related to calling credits.

Current quarterly revenues were partially derived from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer. Even though the Company decided to terminate calling credit business during the 2010 fiscal year, one contract could not be ended and continued to produce some revenue into the fiscal quarter ended March 31, 2012. Over the past year, the Company has focused on the installation of over 100 age verification points in stores and supermarkets to demonstrate the effectiveness of the system and the acceptance of its use by the general public.  The Company did not anticipate generating revenue from these 100 installations other than future income from advertising or professional services rendered. In accordance with its business plan, and after successfully creating the installed base of 100 installations, the Company is now leading its marketing efforts toward contracts that generate revenue from hardware and transaction fees as well. To date, for some 50 of the 100 stores using Ageviewers, narrowcasting equipment has been installed leading to first income from this pillar. In addition, sale and delivery was completed of a vending solution for airports which contributed largely to the sales revenue of our multimedia hardware for this past quarter. Also, the first paid contracts were closed for liquor stores leading to first revenue from the process of age verification itself.

COST OF SALES

Cost of sales increased for the three month period ended March 31, 2012 by $9,563 or 13.4% to $81,096 from $71,533 for the same period of the previous year. Cost of sales consisted of telecommunication costs of $10,616 (2011: $7,428), kiosk support costs of $19,449 (2011: $9,249), cost of machines $34,094 (2011: $0), calling credit costs $5,721 (2011: $7,901) and inventory write down of $11,216 (2011: $46,955).

The cost of sales are primarily derived from the cost of machines as well as from maintaining the contracts previously mentioned which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the new service offering.  The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $481,281 or 53.1% to $424,413 during the three months ended March 31, 2012 as compared to $905,694 for the comparable period in 2011. This decrease in selling, general and administrative expenses is primarily due to the reduction of outside professional services related to the Company’s acquisition of HEM as well as a reduction in the cost of existing and ongoing professional services.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (CONTINUING  OPERATIONS)

We had a net loss of $2,049,194 for the six months ended March 31, 2012 as compared to a net loss of $773,280 during the comparable period in 2011. The difference is primarily due to the gain on bargain purchase of nearly $1,488,000 realized during fiscal 2011 in relation to the acquisition of HEM. as Also, the was $97,020 of additional depreciation and amortization of property and equipment, patents, designs and trade-names in the current year. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the six months ended March 31, 2012, increased by $91,952 or nearly 462% to $111,866 from $19,914 for the six months ended March 31, 2011. The breakdown of 2012 revenues versus 2011 for this six month period is as follows: age verification $532 (2011: $0), narrowcasting $2,252 (2011: $0), installation and service $28,125 (2011: $2,453), calling credits $10,673 (2011: $14,943), photo print services $653 (2011: $2,519), Kiosk sales $68,321 (2011; $0) and other revenue of $1,309 (2011: $0).

Over the past year, the Company has focused on the installation of over 100 age verification points in stores and supermarkets to demonstrate the effectiveness of the system and the acceptance of its use by the general public.  The Company did not anticipate generating revenue from these 100 installations other than future income from advertising or professional services rendered. In accordance with its business plan, and after successfully creating the installed base of 100 installations, the Company is now leading its marketing efforts toward contracts that create revenue from hardware and transaction fees as well. To date, for some 50 of the 100 stores using Ageviewers, narrowcasting equipment has been installed leading to first income from this pillar. In addition, sale and delivery was completed of a vending solution for airports which contributed largely to the sales revenue of our multimedia hardware for this past quarter. Also, the first paid contracts were closed for liquor stores leading to first revenue from the process of age verification itself.

COST OF SALES

Cost of sales decreased by $23,762 or nearly 16% to $125,114 during the six months ended March 31, 2012 from $148,876 during the same period in 2011. Cost of sales consisted of telecommunication costs of $26,347 (2011: $23,067), kiosk support costs of $30,454 (2011: $17,558), cost of machines $34,094 (2011: $0), calling credit costs $10,647 (2011: $13,354), photo print costs $840 (2011: 1,313 and inventory write down of $22,732 (2011: $93,584).

This decrease in cost of sales is directly attributable to a significant decrease in the inventory write down somewhat offset by an increase in the cost of machines associated with the new installations as previously mentioned above.

The cost of sales are primarily derived from the cost of machines as well as from maintaining the contracts previously mentioned which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the new service offering.  The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $428,867 or 26.1% to $1,211,793 during the six months ended March 31, 2012 as compared to $1,640,660 for the comparable period in 2011. This decrease in selling, general and administrative expenses is primarily due to the reduction of outside professional services related to the Company’s acquisition of HEM as well as a reduction in the cost of existing and ongoing professional services.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012 and September 30, 2011, Teleconnect Inc. had negative working capital of approximately $10,756,000 and $10,107,000, respectively.  This decrease of working capital is primarily a result of our net loss of approximately $2,049,000 adjusted for depreciation and amortization of approximately $642,000 offset by approximately $842,000 raised through the sale of the Company’s common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended March 31, 2012, the Company sold 877,208 shares of its common stock for $842,081 to qualified investors; these shares are subscribed but unissued as of the date of filing.

In February and March 2012 the Company received a total of $200,340 in bridge loans from a potential investor. The loans are due on demand and do not accrue interest.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the six months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company has been named in legal actions seeking monetary damages. During the second fiscal quarter of 2012, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2012, the Company sold 877,208 shares of its common stock for $842,081 to qualified investors; these shares are subscribed but unissued as of the date of filing.

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

TELECONNECT INC.

Teleconnect Inc.

Date: May 14, 2012	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: May 14, 2012	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk Benschop and Leslie G. Pettitt