Form 10-Q
period 2012-06-30
Teleconnect Inc.
filed 2012-08-14
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: August 14, 2012: 8,167,415 shares of common stock, $.001 par value

TELECONNECT INC.

INDEX

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011	3

		Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011 (Unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 (Unaudited)	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item	4.	Controls and Procedures	14

PART	II.	OTHER INFORMATION

Item	1.	Legal Proceedings	14

Item	1A.	Risk Factors	14

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item	3.	Defaults Upon Senior Securities	14

Item	4.	Submission of Matters to a Vote of Security Holders	14

Item	5.	Other Information	15

Item	6.	Exhibits	15

Signatures			15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,179	$117,145
Accounts receivable - trade	62,643	109,565
Other receivables	280	57,419
Inventory, work in process (net of reserve for slow moving inventory of $118,060 and $91,982 at June 30, 2012 and September 30, 2011,respectively)	109,023	151,682
Prepaid taxes	20,188	88,616
Prepaid expenses	21,604	33,215

Total current assets	238,917	557,642

PROPERTY AND EQUIPMENT, NET	2,508,741	3,198,123

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	530,817	601,832
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	391,451	419,838
Patents and tradenames, net	2,705,818	3,207,546
Long-term notes receivable (net of allowance for bad debts of $529,908 and $568,336 at June 30, 2012 and September 30, 2011, respectively)	-	-

	$6,375,744	$7,984,981

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$218,262	$414,270
Accounts payable - related parties	246,755	130,290
Accrued liabilities
Related parties	486,177	41,849
Other	178,572	184,467
Notes payable	491,010	297,066
Loans from related parties	9,237,843	9,597,184

Total current liabilities	10,858,619	10,665,126

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 6,499,133 shares outstanding at June 30, 2012 and September 30, 2011, respectively, 1,172,297 shares subscribed and unissued ($1,048,904) at June 30, 2012 and 100,000 shares ($98,250) at September 30, 2011	7,671	6,599
Additional paid-in capital	34,529,349	33,579,766
Accumulated deficit	(36,272,166)	(33,282,158)
Accumulated other comprehensive loss	(2,747,729)	(2,984,352)

Total stockholders' deficit	(4,482,875)	(2,680,145)

	$6,375,744	$7,984,981

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$7,328	$16,430	$119,194	$36,344

COST OF SALES	59,478	69,879	184,592	218,755

GROSS LOSS	(52,150)	(53,449)	(65,398)	(182,411)

OPERATING EXPENSES:
Selling, general and administrative expenses	474,939	560,054	1,686,732	2,200,715
Depreciation and amortization	312,753	324,813	954,535	869,575

Total operating expenses	787,692	884,867	2,641,267	3,070,290

LOSS FROM OPERATIONS	(839,842)	(938,316)	(2,706,665)	(3,252,701)

OTHER INCOME (EXPENSES):
Interest income	-	20	20	57
Gain on bargain purchase	-	-	-	1,487,531
Loss on investment	(7,642)	(8,852)	(25,467)	(30,614)
Other income	448	-	21,453	-
Interest expense - related parties	(93,778)	(1,171)	(279,349)	(5,873)

LOSS BEFORE INCOME TAXES	(940,814)	(948,319)	(2,990,008)	(1,801,600)

BENEFIT FROM INCOME TAXES	-	-	-	80,000

NET LOSS	$(940,814)	$(948,319)	$(2,990,008)	$(1,721,600)

BASIC AND DILUTED LOSS PER SHARE:	$(0.13)	$(0.16)	$(0.42)	$(0.29)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	7,521,511	5,991,789	7,191,844	5,835,946

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net Loss	$(940,814)	$(948,319)	$(2,990,008)	$(1,721,600)
Foreign currency translation adjustment	333,902	(24,087)	358,520	(173,439)
Tax effect on currency translation	(113,527)	8,189	(121,897)	58,969

COMPREHENSIVE LOSS	$(720,439)	$(964,217)	$(2,753,385)	$(1,836,070)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,990,008)	$(1,721,600)
Adjustments to reconcile net loss to Net cash used in operating activities:
Depreciation and amortization	954,535	869,575
Stock-based compensation	-	67,552
Inventory allowance	33,693	142,978
Loss on equity investments	25,467	30,614
Gain on bargain purchase	-	(1,487,531)
Change in operating assets and liabilities
Accounts receivable - trade	39,514	22,956
Accounts receivable - other	53,257	76,737
Inventory	(1,290)	66,793
Prepaid expenses	9,365	(76,791)
Prepaid taxes	62,436	(20,074)
Accounts payable	(42,723)	96,069
Accrued liabilities and income taxes payable	453,735	(204,991)

Net cash used in operating activities	(1,402,019)	(2,137,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments on loans to Giga Matrix	41,314	-
Purchase of patents	(14,484)	-
Purchase of fixed assets	(169,124)	(197,678)

Net cash used in investing activities	(142,294)	(197,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	950,655	-
Payments on notes payable	-	(4,808)
Loan proceeds	214,030	-
Loan proceeds from related parties	289,570	2,604,616

Net cash provided by financing activities	1,454,255	2,599,808

EFFECT OF EXCHANGE RATE	(1,908)	(68,990)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(91,966)	195,427

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,145	17,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,179	$212,847

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

112,584 shares of common stock issued for compensation	$-	$67,552
675,505 shares of common stock issued for acquistion	$-	$709,280
250,000 shares of common stock issued to accrued interest	$-	$348,741

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

1.	BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

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

4. NOTES PAYABLE

During February, March and May 2012 the Company received a total of $214,030 in bridge loans from a potential investor. The loans are due on demand and do not accrue interest.

4. EQUITY TRANSACTIONS

During the nine months ended June 30, 2012, the Company sold 1,072,297 shares of its common stock for $950,654 to qualified investors; these shares were subscribed but unissued as June 30, 2012. Subsequent to June 30, 2012 all of these shares have been issued.

5. INCOME TAXES

The Company recorded $80,000 of tax benefit for the nine months ended June 30, 2011 due to the abatement of penalties and interest related to fiscal year 2007. The Company continues to record an income tax valuation allowance equal to the benefit of any remaining income tax carry-forwards due to the uncertain nature of its realization.

6. LOSS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods.

The following reconciles the components of the loss per share computation for the three months ended June 30:

	2012	2011
Basic and diluted loss per share computation
Numerator:
Net loss	$(940,814)	$(948,319)

Denominator:
Weighted average common shares outstanding	7,521,511	5,991,789

Basic and diluted loss per share:	$(0.13)	$(0.16)

The following reconciles the components of the loss per share computation for the nine months ended June 30:

	2012	2011
Basic and diluted loss per share computation
Numerator:
Net loss	$(2,990,008)	$(1,721,600)

Denominator:
Weighted average common shares outstanding	7,191,844	5,835,946

Basic and diluted (loss) income per share:	$(0.42)	$(0.29)

7. GIGA MATRIX HOLDING

Giga Matrix Holding, BV (“Giga” ) performs market surveys and provides broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga, including amounts due from Giga, under the equity method. Pursuant to accounting guidance, the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method, accordingly, the Company recognized $7,642 and $8,852 in losses on its equity investment during the three months ended June30, 2012 and 2011, respectively and $25,467 and $30,614 during the nine months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $530,817.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary as the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the nine months ended June 30, 2012 and 2011 are as follows:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss	$(51,973)	$(62,477)

8. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2012, the Company had a working capital deficit of $10,619,702 and a net loss of $2,990,008 for the nine months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. Management has commitments from related parties for short-term financing and additional equity financing in relation to its private placement program. Management also expects additional financing through long-term borrowing and equity placements in the future. There can be no assurance that management's plan will be successful.

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

BALANCE SHEET COMPARISON AT JUNE 30, 2012 AND SEPTEMBER 30, 2011

Assets: Total assets at June 30, 2012 decreased by $1,609,237 or 20.2% to $6,375,744 compared to $7,984,981 at September 30, 2011. This decrease is due primarily to the amortization and depreciation of patents, trade-names, property and equipment as well as collection of accounts receivable and refund of prepaid taxes and use of cash in operations during the nine months ended June 30, 2012.

Liabilities: Current liabilities at June 30, 2012 increased by $193,493 or nearly 1.8% to $10,858,619 compared to $10,665,126 at September 30, 2011 due to additional bridge loans and accrued management fees during the nine months ended June 30, 2012.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

We had a net loss of $940,818 for the three months ended June 30, 2012 as compared to net loss of $948,319 during the comparable period in 2011. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended June 30, 2012 consisted of $7,328 as compared to $16,430 for the same period of the previous year due primarily to the decrease in revenues from kiosk sales and installation and service activities. The breakdown of 2012 revenues for the three months ended June 30, 2012 is as follows:, kiosk sales $5,807 and narrowcasting, installation and service, calling credit and other revenue of $1,535, revenues during 2011 primarily related to calling credits $7,064 but also to age verification $2,499, installation and service $3,796 and kiosk sales of $2,711.

Current quarterly revenues were partially derived from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer. Even though the Company decided to terminate calling credit business during the 2010 fiscal year, one contract continued to produce some revenue into the fiscal quarter ended June 30, 2012. Over the past year, the Company has focused on the installation of over 100 age verification points in stores and supermarkets to demonstrate the effectiveness of the system and the acceptance of its use by the general public.  The Company did not anticipate generating revenue from these 100 installations other than future income from advertising or professional services rendered. In accordance with its business plan, and after successfully creating the installed base of 100 installations, the Company is now leading its marketing efforts toward contracts that generate revenue from hardware and transaction fees as well. To date, for 70 of the 100 stores using Ageviewers, narrowcasting equipment has been installed leading to first income from this pillar. In addition, the sale of a vending solution for airports contributed to the sales revenue of our multimedia hardware again for this past quarter.

COST OF SALES

Cost of sales decreased for the three month period ended June 30, 2012 by $10,401 or 14.9% to $59,478 from $69,879 for the same period of the previous year. Cost of sales consisted of telecommunication costs of $15,784 (2011: $8,216), kiosk support costs of $9,563 (2011: $4,892), cost of machines $22,036 (2011: $0), calling credit costs $1,144 (2011: $7,376) and inventory write down of $10,961 (2011: $49,395).

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $85,115 or 15.2% to $474,939 during the three months ended June 30, 2012 as compared to $560,054 for the comparable period in 2011. This decrease in selling, general and administrative expenses is primarily due to the reduction in the cost of existing and ongoing professional services.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

We had a net loss of $2,990,008 for the nine months ended June 30, 2012 as compared to a net loss of $1,721,600 during the comparable period in 2011. The difference is primarily due to the gain on bargain purchase of nearly $1,488,000 realized during fiscal 2011 in relation to the acquisition of HEM. Also, there was $84,960 of additional depreciation and amortization of property and equipment, patents, designs and trade-names in the current year. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Sales for the nine months ended June 30, 2012, increased by $82,850 or nearly 228% to $119,194 from $36,344 for the nine months ended June 30, 2011. The breakdown of 2012 revenues versus 2011 for this nine month period is as follows: age verification $525 (2011: $2,499), narrowcasting $3,827 (2011: $0), installation and service $24,955 (2011: $6,249), calling credits $11,869 (2011: $22,007), photo print services $646 (2011: $2,566), Kiosk sales $74,128 (2011; $2,711) and other revenue of $3,244 (2011: $312).

Over the past year, the Company has focused on the installation of over 100 age verification points in stores and supermarkets to demonstrate the effectiveness of the system and the acceptance of its use by the general public.  The Company did not anticipate generating revenue from these 100 installations other than future income from advertising or professional services rendered. In accordance with its business plan, and after successfully creating the installed base of 100 installations, the Company is now leading its marketing efforts toward contracts that create revenue from hardware and transaction fees as well. To date, for 70 of the 100 stores using Ageviewers, narrowcasting equipment has been installed leading to first income from this pillar. In addition, sale and delivery was completed of a vending solution for airports which contributed largely to the sales revenue of our multimedia hardware for this past quarter. Also, paid contracts were entered into with liquor stores leading to first revenue from the process of age verification itself.

COST OF SALES

Cost of sales decreased by $34,163 or nearly 16% to $184,592 during the nine months ended June 30, 2012 from $218,755 during the same period in 2011. Cost of sales consisted of telecommunication costs of $42,131 (2011: $31,283), kiosk support costs of $40,017 (2011: $22,141), cost of machines $56,130 (2011: $0), calling credit costs $11,791 (2011: $20,730), photo print costs $830 (2011: 1,622) and inventory write down of $33,693 (2011: $142,979).

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $513,983 or 23.4% to $1,686,732 during the nine months ended June 30, 2012 as compared to $2,200,715 for the comparable period in 2011. This decrease in selling, general and administrative expenses is primarily due to the reduction of outside professional services related to the Company’s acquisition of HEM as well as a reduction in the cost of existing and ongoing professional services.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 and September 30, 2011, Teleconnect Inc. had negative working capital of approximately $10,620,000 and $10,107,000, respectively.  This decrease of working capital is primarily a result of our net loss of approximately $2,990,000 adjusted for depreciation and amortization of approximately $955,000 offset by approximately $951,000 raised through the sale of the Company’s common stock and approximately $358,000 in foreign currency translations losses during the nine months ended June 30, 2012.

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

The Company’s capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans, the conversion of outstanding debt into common stock of the Company, and the sale of Common Stock.

The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of debt and for working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended June 30, 2012, the Company sold 1,072,297 shares of its common stock for $950,655 to qualified investors. These shares were issued subsequent to quarter end.

In February, March and May 2012 the Company received a total of $214,030 in bridge loans from a potential investor. The loans are due on demand and do not accrue interest.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the nine months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company has been named in legal actions seeking monetary damages. During the third fiscal quarter of 2012, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed a counterclaim against the Company. There have been no new developments in this case. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2012, the Company sold 1,072,297 shares of its common stock for $950,655 to qualified investors; these shares are subscribed but unissued as of the date of filing.

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

TELECONNECT INC.

Teleconnect Inc.

Date: August 14, 2012	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: August 14, 2012	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of Dirk Benschop, Director, Chief Executive Office, President, Treasurer

31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer

32.1	Certification of Dirk Benschop and Leslie G. Pettitt

