Form 10-K
period 2012-09-30
Teleconnect Inc.
filed 2012-12-28
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2012: aggregate market value of $1,299,827 with 6,499,133 shares outstanding at $0.20.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: December 20, 2012: 9,174,915 shares of common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

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

Serving as a telecommunications service provider in Spain for almost 10 years, the Company never fully reached expectations and decided late in 2008 to change its course of business. In November 2009, 90% of the Company’s telecommunication business was sold to a Spanish group of investors, and on October 15, 2010, the Company completed the acquisition of Hollandsche Exploitatie Maatschappij BV (HEM), a Dutch entity established in 2007. HEM’s business involves the age validation of consumers when purchasing age restricted products, such as alcohol or tobacco. This age validation business is at the core of the Company’s strategic direction. The Dutch companies acquired in 2007 (Giga Matrix, The Netherlands, 49% and Mediawizz, The Netherlands, 100%) are considered to function complementary to this service offering.

With its ownership in HEM, the Company’s main activities are the manufacturing, sales and lease of age validation equipment and the performance of age validation. The Company also sells and maintains vending solutions (through Mediawizz), is involved in the broadcasting of in-store commercial messages using the age validation equipment between age checks (through HEM), and plans to develop market survey activities in the future (Giga Matrix).

Products and service offering

Unlike the traditional ‘in store’ method of age validation, the Company’s system (‘Ageviewers’) is designed to remotely validate ages. Using a special terminal and through a secured internet connection, a brief video connection is established between the terminal at the checkout in supermarkets and liquor stores with the external age-verification center of the Company before an age restricted product can be paid. At this center, specially trained personnel perform the actual age verification based on the incoming images of customers buying age restricted products. The system also provides for the exact age to be determined based on photo identification in such cases where the buyer is not unmistakably of age. Age-restricted products cannot be purchased until the customer’s age is validated by the Company’s verification personnel.

If a terminal is not in use (before or after age verification), the system can display specific advertising material. Terminals are also suitable for brief market surveys. In addition, the Company sells remotely managed vending solutions for the sales of traveling accessories and other similar products at train stations and airports.

The operators of the external age-verification center are not in direct contact with the person being assessed. The chances of human error and integrity problems (due to intimidation, familiarity or disinterest, for example) are minimal. Equally important, because images of customers are randomly distributed among operators, minors cannot predict in which stores non-compliance, if any, will occur. With this central and systematic approach to age validation, Ageviewers solves the two key problems of the traditional method of age validation and herewith completely aligns with what is legally required from distributers of alcohol and other age restricted products.

There are currently no known systems which are similar to Ageviewers, but the increasing priority in most countries to prevent the sales of alcohol and tobacco to minors will undoubtedly tempt others to become active in the area of age verification. The Company has applied for patents for its specific technology. To date, several of these patent applications have been granted.

The Company’s hardware products are fully in compliance with the European Machine Directive and have been tested and approved for electromagnetic compatibility. The operations are momentarily limited to Europe and therefore not subject to specific regulation in the U.S., either at the federal or state level.

The Company’s activities are organized from the office in Breda, The Netherlands, and all the Company’s hardware products can be accessed remotely for servicing.

Market

The Company is focused primarily on retail trade. As for its main activities, age validation, in the Netherlands (population 16.5M – the home market), some 7,500 liquor stores and supermarkets conduct about 350 million age-restricted transactions per annum which involves approximately 80% of all alcohol consumed and a significant portion of all tobacco sold. The operable European and US market is estimated to be at least 30 times larger.

Despite the increasing social pressure to improve the quality of age verification, and a trend towards self-scan checkouts (without personnel), there is a concentrated resistance within the alcohol industry and the supermarket branch to reorganize the way that alcohol is sold. The efforts of the Company are therefore logically focused on breaking through this resistance in the market.

The objective is to introduce the Company’s products as efficiently as possible along the various paths in the retail trade, and at the same time continue to generate as much social and political support for the solution as possible. Sales are organized in such a way that these efforts and developments are well supported. Management is actively pursuing key strategic partners in the countries targeted in our business plan.

Management and personnel

At September 30, 2012, the Teleconnect Board of Directors consisted of three officers Dirk Benschop, (President and CEO); Gustavo Gomez, (Chief Compliance Officer) and Les Pettitt, (Chief Financial Officer) and one non-executive director (Jan Hovers, Supervisory Director). Mr. Kees Lenselink resigned from the Board of Directors on August 9th, 2012 due to other professional commitments. On December 14th, 2012, Mr. Ralph Kröner was named to the Board of Directors.

The Dutch wholly owned subsidiaries HEM and Mediawizz, along with Giga Matrix, in which we hold an equity interest, are managed by a team of five managers, with a staff of two part-time administrative assistants. In addition, four external specialists support our automation processes on a contract basis. The age validation center currently employs 14 operators, seven of whom have temporary contracts.  There are 26 people involved in the operation as of September 30, 2012, none of whom are represented by a labor union with respect to his or her employment by the Company. All personnel, except for management, work on a part–time basis.

The Company currently operates 96 hours per week (coinciding with the opening times of the retail trade) and all operators work in short shifts. In addition, the daily and weekly peaks and valleys in age validation are extremely predictable, which makes it very simple to plan the number of required operators at a given moment of the day or week.

Stage of development of business

Ageviewers was originally designed to remotely help prevent the sales of tobacco to minors from vending machines. After completing the technical development in 2008, a plan was executed to evidence the effectiveness of the system, comprising the installation of Ageviewers in 20 retail stores in The Netherlands. After Dutch researchers established that the system makes it virtually impossible for minors to buy tobacco (Van Hoof, J. J., Gosselt, J. F., & De Jong, M. D. T. . Shop floor compliance with age restrictions for tobacco sales: Remote versus in-store age verification. 2010, Journal of Adolescent Health, 46, 197-199), Ageviewers was specifically prepared to also prevent the sales of alcohol to minors at regular checkouts of liquor stores and supermarkets. Subsequently, the Company invested in a one year pilot comprising the installation of the system in 100 liquor and convenience stores in Holland, with the target set to perform no less than one million age validations via the system in order to evidence its acceptance by the general public.

After executing this millionth age check in December 2011, both effectiveness and acceptance had been evidenced and all earlier set development stage targets had been met. The Company hereafter launched its current marketing plan, which aims at a broad implementation of the system in Dutch supermarkets and coincides with changes in the Alcohol and Catering Act in The Netherlands as of the 1st of January 2013. After this date, Dutch law enforcement authorities can temporarily close the alcohol section of supermarkets when they are repeatedly caught selling alcohol to minors. It is expected that this change will generate a significant demand for Ageviewers. When sufficient progress is made in the execution of its current marketing plan, for which the next target is to reach an expansion rate of over 16 new installations per month, the Company believes it will be able to start the next phase of its business plan: the implementation of Ageviewers in the United States and EU countries. Depending on the pace with which we develop our home market, we anticipate that we will be in a position to start exploring these markets in the course of 2013.

As we expect independent, smaller retail organizations to take the lead in the use of Ageviewers, it is unlikely that a significant percentage of the Company’s revenue will be derived from just one or few customers during fiscal year 2013.The Company expects, however, that larger supermarket chains will gradually leave the concept of traditional age validation and chose the Ageviewers solution. In such cases, the Company intends to take the necessary precautions to prevent credit risks.

Research and Development

The Company spent approximately $23,000 and $176,000 on research and development in the fiscal years ended September 30, 2012 and 2011 respectively. In addition HEM expended significant resources on research and development prior to its acquisition by the Company.

Suppliers

We depend on the supply of electronic components and parts from various suppliers. They have from time to time experienced short-term delays in providing the requested parts, however we have been able to order from other suppliers when needed.

Patents

The Company has various patents related to the Ageviewer systems which are generally effective for 10 to 20 years from the of filing an application. The Company believes that its business is not significantly dependent on patent protection. The Company does continuously develop intellectual property and in 2012 filed an application for additional products and techniques used in age verification.

Discontinued operation

Even though the Company has discontinued its majority share in telecommunications in Spain, it has maintained a 10% stake in Teleconnect SA. During the fiscal year 2012, Teleconnect SA continued to provide prepaid voice telephone services to its customers.

Item 1A Risk Factors

Lack of profitability

We may not achieve or sustain profitability in the future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2012, we had an accumulated deficit of $37,157,926 and had a stockholders' deficit of $5,069,256. As shown in the accompanying consolidated financial statements, the Company had a net loss of $3,875,768 in 2012 and $3,262,566 in 2011. As of September 30, 2012, the Company had a working capital deficit of $11,132,125 as compared to its working capital deficit as of September 30, 2011 of $10,107,484.

Going concern

The Company has received a going concern opinion from its auditor.  It has not generated significant revenues from operations and there is no assurance that significant revenues will be generated in the future. The Company may not be able to continue as a going concern.

Need for additional funds

The Company disposed of its telecom activities in fiscal year 2010 and restructured its debt during fiscal years 2011 and 2012. With the disposition of the business line, the Company changed its main business. This change requires the Company to secure sufficient funding to front the implementation and acceptance period in the market of the new services. Looking forward, when entering new markets with new innovative service offerings, such as the Ageviewers solution, we may not succeed in attracting sufficient funds to successfully accomplish the transition that is necessary to create a viable situation.

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

Consumer susceptibility for privacy issues

Abuse of personal data in any other system, such as camera systems or body scanners, might affect the public opinion on the automated processing of personal data and images. If the public opinion would turn against systems that process these data, this might severely affect our continuity. The Ageviewers system has been registed with the Dutch Data Protection Authority as complying with the Dutch Act on Protection of Personal Data. The system does not use personal information for any longer than what is needed to approve or disapprove a transaction. As we expand in other markets additional additional approvals of other goverments could be required in regards to privacy.

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

Future Sales of Our Common Stock May Depress Our Stock Price

The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were 8,167,415 shares of our Common Stock outstanding as “restricted securities” as defined in Rule 144 as of September 30, 2012, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Voting Control

The largest single shareholder of the Company as of September 30, 2012, Mr. Hendrik van den Hombergh, owned directly and beneficially approximately 24.7% of the Company’s outstanding Common Stock as of that date. During 2012, this stockholder has financially made possible the change in course described earlier. As of September 30, 2012, Queck Holdings BV and Mr. Leo Geeris remained significant shareholders of the Company with 20.4% and 19.2% of the common stock of the Company, respectively. Subsequent to September 30, 2012, with the issuance of stock in relation to the closing of four independent private placements, the percentage ownership of Mr. van den Hombergh decreased to 23.8%, that of Mr. Geeris decreased 17.2% while that of Queck Holdings BV increased to 27.4%.

Item 1B    Unresolved Staff Comments

None

Item 2.      Properties

The Company’s principal executive offices were located during fiscal 2012 at Oude Vest 4, 4811 HT, Breda, The Netherlands. These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3.      Legal Proceedings

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During fiscal 2012, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new events in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

Item 4.   Mine Safety Disclosure

Not Applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

There is no established public trading market for the Common Stock of the Company; however, the Common Stock is currently traded on the OTC Bulletin Board under the symbol TLCO.QB.  As of December 19, 2012, there were approximately 105 holders of Common Stock of the Company. The Company has not paid any dividends on its shares during the two most recent fiscal years.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by OTC Bulletin Board for the periods indicated.

	High Closing Bid Price	Low Closing Bid Price
Fiscal Year Ended September 30, 2011
1 st Quarter	$1.05	$1.05
2 nd Quarter	$1.05	$0.60
3 rd Quarter	$0.60	$0.60
4 th Quarter	$1.01	$0.35

Fiscal Year Ended September 30, 2012
1 st Quarter	$0.35	$0.35
2 nd Quarter	$0.35	$0.20
3 rd Quarter	$0.31	$0.20
4 th Quarter	$0.31	$0.20

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

On February 25, 2011, the Company issued 112,584 shares of its common stock with a grant date fair value of $67,550 ($0.60 per share) based on quoted bid prices of our common stock for director’s compensation from the Plan.

On July 24, 2012, the Company issued the following shares of its common stock with a grant date fair value of $0.20 per share based on quoted bid prices of our common stock for director’s compensation from the Plan: 109,542 shares ($21,908) to DLB Finance and Consultancy BV, 28,553 shares ($5,711) to Sciarone Intermim Sales BV, 22,957 shares ($4,591) to Marcus Cummunicatie BV, 100,000 shares ($20,000) to Mr. Les Pettitt and 100,000 shares ($20,000) to Mr. Gustavo Gomez.

As of September 30, 2012 there are 26,364 shares of common stock remaining in the Plan. This Plan expires on December 31, 2012.

Plan Category	Number of shares to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by common stock holders	-	-	26,634
Equity compensation plans not approved by common stock holders	-	-	-

Sale of Unregistered Securities

Item 6. Selected Financial Data

The following table sets forth certain operating information regarding the Company.

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011
Revenues	$143,910	$112,722
Cost of sales	$199,089	$766,742
Selling, general and administrative	$2,208,092	$2,883,521
Depreciation	$1,229,934	$1,190,871
Gain on bargain purchase	$-	$1,434,694
Loss on investment	$(33,164)	$(39,172)
Interest expense – related parties	$(370,536)	$(8,071)
(Expense) benefit for income taxes	$(330)	$80,000
Net income (loss)	$(3,875,768)	$(3,262,566)
Comprehensive income (loss)	$(3,755,439)	$(3,239,819)
Net income (loss) per share	$(0.52)	$(0.55)

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

Overview

The Company’s business model involves the age validation of consumers when purchasing age restricted products, such as alcohol or tobacco. This age validation business is at the core of the Company’s strategic direction. Our revenues are derived from the sales and leasing of age validation equipment, the performance of age validation as well as the sale and maintenance of vending solutions (through Mediawizz), and the broadcasting of in-store commercial messages using the age validation equipment between age checks (through HEM). Our revenues and operating results will depend in the future upon government laws and mandates, performance and pricing of our products/services, relationships with the public and other factors. The Company is not reliant on any one specific customer for revenues.

The changed Alcohol and Catering Act takes effect in The Netherlands as of the 1st of January 2013. After this date, Dutch law enforcement authorities can temporarily close the alcohol section of supermarkets when they are repeatedly caught selling alcohol to minors. It is expected that this change will generate a significant demand for Ageviewers.

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

Our gross profit will continue to be affected by a variety of factors, including: the resistance from retailers to migrate from existing inefficient on-site age verification procedures, possible new competitors entering the market, the mix and average selling prices of products, maintenance and services, new versions of products, the cost of equipment, component shortages, and the mix of distribution channels to which our products and services are sold.  Our gross profit will be adversely affected if relevant laws and regulations are not readily adopted by the retail chains or are not enforced by local government.

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase slightly as the Company expands its points of sale in Europe as well as when it prepares itself to enter the U.S. market.

Results of Operations

Year Ended September 30, 2012, compared to year ended September 30, 2011

Assets - Total assets as of September 30, 2012 decreased by $1,563,283 to $6,421,698 from $7,984,981 at September 30, 2011. This decrease is due primarily to depreciation and amortization during the year of $1,229,934. Other notable changes in assets were a $60,599 increase in inventory during the year related to buildup for a new vending customer and the collection of $80,378 of accounts receivable in comparison to 2011.

Liabilities  - Total liabilities as of September 30, 2012 increased by $825,828 or 7.7% to $11,490,954 compared to $10,665,126 as of September 30, 2011. This increase is due primarily to an increase of $627,882 in related party accrued liabilities and an increase of $207,204 of notes payable.

Revenues - Revenues from continuing operations for the year ended September 30, 2012 amounted to $143,910 compared to $112,722 in the prior year; an increase of 27.7%.

Current revenues were partially derived from the sales of our vending solution, and the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer. Even though the Company decided to terminate calling credit business during the 2010 fiscal year, one contract continued to produce some revenue into the fiscal year ended September 30, 2012. Over the past year, the Company has focused on demonstrating the acceptance of the use of age validation by the general public.  The Company considers this an important investment in the future marketability of its age validation solution . As such, the Company did not anticipate generating revenue from this activity. In accordance with its business plan and after successfully demonstrating the effectiveness and acceptance of its age validation solution, the Company is now leading its marketing efforts towards a broad implementation of Ageviewers in the home market. To date, 50 of the stores using Ageviewers, are equipped with narrowcasting equipment leading initial income from this activity. In addition, the sale of a vending solution for airports and railway stations contributed to the sales revenue during the fourth quarter.

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

Client Contracts - Our contracts with customers include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can add additional services to existing contracts, enabling clients to increase the number of locations, for instance. Recent contracts for the age-verification service have been for a 36-month period. Most contracts entered into in 2011 and 2012 provide the Ageviewer services in return for the rights to advertising revenue from the store.

Cost of Sales - Cost of sales for the year ended September 30, 2012 amounted to $199,089 as compared to $766,742 for the year ended September 30, 2011; a decrease of $567,653 or 74.0% due to the costs of the sale of slow moving vending equipment included in FY2011 which did not occur in FY2012. Cost of sales decreased while revenues increased by 27.7%, mainly due to the majority of the cost of our plan to evidence the effectiveness and acceptance of Ageviewers by the general public phasing out during FY 2012, and the sales of our vending solution ramping up. The cost of sales in 2012 includes a charge for slow moving inventory of $44,343 compared to $155,545 in 2011.

The cost of sales are primarily derived from the cost of machines as well as from maintaining the contracts previously mentioned.  The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions. Accordingly; we reflected a gross loss during fiscal 2012 of $55,179 compared to gross loss in 2011 of $654,020.

Selling, General and Administrative - Selling, general and administrative expenses during 2012 were $2,208,092, a decrease of $675,429 or 23.4% from the prior year’s operating expenses of $2,883,521. This decrease in selling, general and administrative expenses is primarily due to the reduction in the cost of existing and ongoing professional services as well as management fees.

Interest Expense   -  Interest expense for the year ended September 30, 2012 was $370,536 compared to $8,071 for the prior year; an increase of $362,465. This increase was due primarily to an increase in the interest rate on a related party loan during 2012, no interest was charged during the previous year.

Liquidity and Capital Resources

Net cash used in operating activities

In 2012, the Company used $1,717,003 in operating activities, a 36% decrease, as compared to $2,681,210 in 2011. During FY2012 the Company reduced general and administrative expenses and deferred paying related party accruals to decrease the cash used in operating activities.

Net cash used in investing activities

The Company used cash in investing activities in 2012 of $200,873, the majority of which was used to purchase fixed assets to be used  in our HEM subsidiary compared to $342,161 of fixed asset purchases in 2011.

Net cash provided by financing activities

The Company generated cash from financing activities of $1,850,108 in 2012 primarily through loans from related parties of $336,180 as well as from private placement totaling $1,294,118. During 2011, the Company generated cash from financing activities of $3,040,075 primarily through loans from related parties of $2,330,167 and from private placements of $714,400 to non-U.S. resident professional investors.

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

Recent Accounting Pronouncements .

In January 2010, the FASB issued amendments to existing accounting guidance regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. These amendments require additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this amendment requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This amendment is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these amendments did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements.  The guidance becomes effective on a retroactive basis for the Company’s first quarter of fiscal 2013.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of the Company’s Consolidated Financial Statements, but it will have no effect on the Company’s financial condition, results of operations or cash flow.

In July 2012, The FASB issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets.  The revised guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance will not have a material effect on the Company’s Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheets of Teleconnect Inc. and its subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two year period ended September 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency in addition to a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Coulter & Justus, P.C.

December 20, 2012

Knoxville, Tennessee

TELECONNECT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,067	$117,145
Accounts receivable – trade	29,187	109,565
Other receivables	-	57,419
Inventory, work in process (net of reserve for slow moving inventory of $132,258 and $91,982 at September 30, 2012 and 2011,respectively)	212,281	151,682
Prepaid taxes	28,931	88,616
Prepaid expenses	50,363	33,215

Total current assets	358,829	557,642

PROPERTY AND EQUIPMENT, NET	2,419,386	3,198,123

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	565,044	601,832
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	402,022	419,838
Patents and tradenames, net	2,676,417	3,207,546
Long-term notes receivable (net of allowance for bad debts of $544,219 and $568,336 at September 30, 2012 and 2011, respectively)	-	-
	$6,421,698	$7,984,981

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$328,904	$414,270
Accounts payable – related party	305,154	130,290
Accrued liabilities:
Related parties	669,731	41,849
Other	100,044	184,467
Deferred Revenue	56,745	-
Notes payable	504,270	297,066
Loans from related parties	9,526,106	9,597,184

Total current liabilities	11,490,954	10,665,126

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 8,167,415 and 6,499,133 shares outstanding at September 30, 2012 and 2011, respectively, 500,067 shares subscribed and unissued ($230,886) at September 30, 2012	8,667	6,599
Additional paid-in capital	34,944,026	33,579,766
Accumulated deficit	(37,157,926)	(33,282,158)
Accumulated other comprehensive loss	(2,864,023)	(2,984,352)

Total stockholders' deficit	(5,069,256)	(2,680,145)

	$6,421,698	$7,984,981

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

	2012	2011

SALES	$143,910	$112,722

COST OF SALES
Cost of sales	154,746	611,197
Inventory allowance	44,343	155,545

Total cost of sales	199,089	766,742

GROSS LOSS	(55,179)	(654,020)

OPERATING EXPENSES:
Selling, general and administrative expenses	2,208,092	2,883,521
Depreciation and amortization	1,229,934	1,190,871

Total operating expenses	3,438,026	4,074,392

OTHER INCOME (EXPENSES):
Gain on bargain purchase	-	1,434,694
Loss on investment	(33,164)	(39,172)
Other income (expense)	21,467	(1,605)
Interest expense – related parties	(370,536)	(8,071)

LOSS BEFORE INCOME TAXES	(3,875,438)	(3,342,566)

(EXPENSE) BENEFIT FOR INCOME TAXES	(330)	80,000

NET LOSS	$(3,875,768)	$(3,262,566)

BASIC AND DILUTED LOSS PER SHARE:	$(0.52)	$(0.55)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	7,434,666	5,959,443

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(3,875,768)	$(3,262,566)
Foreign currency translation adjustment	182,317	34,465
Tax effect on currency translation	(61,988)	(11,718)

COMPREHENSIVE LOSS	$(3,755,439)	$(3,239,819)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock				Accumulated
	Number	$0.001	Additional		Other	Total
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Deficit
Balance, October 1, 2010	4,953,700	$4,954	$31,511,257	$(30,019,592)	$(3,007,099)	$(1,510,480)

Common stock issued for purchase of subsidiary	675,505	676	708,604	-	-	709,280
Common stock issued for conversion of accrued interest	250,000	250	348,491	-	-	348,741
Common stock issued for services	112,584	112	67,438	-	-	67,550
Sale of common stock	507,344	507	615,643	-	-	616,150
Commons stock subscribed but unissued	100,000	100	98,150	-	-	98,250
Forgiveness of related party debt as capital contribution	-	-	230,183	-	-	230,183
Foreign currency translation adjustment, net of tax	-	-	-	-	22,747	22,747
Net loss	-	-	-	(3,262,566)	-	(3,262,566)
Balance, September 30, 2011	6,599,133	$6,599	$33,579,766	$(33,282,158)	$(2,984,352)	$(2,680,145)

Common stock issued for services	361,052	361	71,849	-	-	72,210
Sale of common stock	1,207,230	1,207	1,062,025	-	-	1,063,232
Common stock subscribed but unissued	500,067	500	230,386	-	-	230,886
Foreign currency translation adjustment net of tax	-	-	-	-	120,329	120,329
Net loss	-	-	-	(3,875,768)	-	(3,875,768)
Balance, September 30, 2012	8,667,482	$8,667	$34,944,026	$(37,157,926)	$(2,864,023)	$(5,069,256)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,875,768)	$(3,262,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229,934	1,190,871
Stock-based compensation	72,210	67,550
Inventory allowance	44,343	155,545
Loss on equity investments	33,164	39,172
Gain on bargain purchase	-	(1,434,694)
Change in operating assets and liabilities
Accounts receivable – trade	75,729	(68,090)
Accounts receivable – other	54,982	26,729
Inventory	(111,379)	601,056
Prepaid expenses	(18,557)	(2,278)
Prepaid taxes	55,925	(27,267)
Accounts payable	112,606	134,851
Accrued liabilities and income taxes payable	553,063	(102,089)
Deferred revenue	56,745	-

Net cash used in operating activities	(1,717,003)	(2,681,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment on loan to Giga Matrix	647	-
Advances to Giga Matrix	(22,562)	-
Purchase of patents	(3,462)	-
Purchase of property and equipment	(175,496)	(342,161)

Net cash used in investing activities	(200,873)	(342,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,294,118	714,400
Payments on notes payable	-	(4,492)
Loan proceeds	219,810	-
Loan proceeds from related parties	336,180	2,330,167

Net cash provided by financing activities	1,850,108	3,040,075

EFFECT OF EXCHANGE RATE	(11,310)	83,021

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,078)	99,725

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,145	17,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,067	$117,145

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Debt and liabilities from acquisition of HEM	$-	$7,740,102
Forgiveness of related party debt as a capital contribution	$-	$230,183
675,505 shares of common stock issued for acquisition	$-	$709,280
250,000 shares of common stock issued to accrued interest	$-	$348,741

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. THE COMPANY

Teleconnect Inc. (the “Company”, “Teleconnect”, “we”, “us” or “our”) was incorporated under the laws of the State of Florida on November 23, 1998. The Company is engaged in remotely performing age verification checks for retail stores and supermarkets in order to reduce the possibilities of selling alcohol and tobacco to under aged youths. Substantially all operations of the Company are conducted in The Netherlands.

2. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Teleconnect, Inc. and its subsidiaries MediaWizz, Wilroot, B.V. (Wilroot) and Hollandsche Exploitatie Maatschappij (HEM).  Wilroot and HEM were acquired on October 15, 2010. All significant inter-company balances and transactions have been eliminated.

Accounts and notes receivable -

Trade accounts receivable and notes receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. When accounts are determined to be uncollectible they are charged off against an allowance for doubtful accounts. Also, accounts determined to be uncollectible are put in nonaccrual status whereby interest is not accrued on those accounts. Credit losses, when realized, have been within the range of the Company’s expectations. As of September 30, 2012, one customer accounted for 63% of accounts receivable.  As of September 30, 2011, one customer accounted for 73% of accounts receivables.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. There were $69,393 in advertising and sales promotion costs in 2012 and $82,658 in 2011.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and highly liquid investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at September 30, 2012 was held in European financial institutions and are insured by the Dutch Central Bank, “De Nederlandsche Bank (DNB)” which, under its Deposit Guarantee Scheme,  guarantees deposits up to € 100,000 held by accountholders of a Dutch bank that becomes unable to meet its obligations.

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

Goodwill -

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the years ended September 30, 2012 and 2011, the Company did not incur any charges for impairment.

Variable Interest Entities -

The Company analyzes any potential variable interest or special-purpose entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has analyzed its investment in Giga (see Note 18) and after analysis we have determined that, while Giga is a VIE as defined by FASB ASC 810-10, we are not the primary beneficiary, and therefore Giga is not required to be consolidated.

Fair value of financial instruments –

The Company applies accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2012 and 2011 the fair value of cash, accounts receivable, other receivables, accounts payable, notes payable, and accrued expenses approximated carrying value due to the short maturity of these instruments.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued amendments to existing accounting guidance regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. These amendments require additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this amendment requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This amendment is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these amendments did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements.  The guidance becomes effective on a retroactive basis for the Company’s first quarter of fiscal 2013.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of the Company’s Consolidated Financial Statements, but it will have no effect on the Company’s financial condition, results of operations or cash flow.

In July 2012, The FASB issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets.  The revised guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance will not have a material effect on the Company’s Consolidated Financial Statements.

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

The following assets were valued on a non-recurring basis as of September 30, 2011 using Level 3 inputs.  The assets are still held by the Company as of September 30, 2012:

	September 30, 2011
	Total	Level 1	Level 2	Level 3

Ageviewers Software	$3,257,659	$-	$-	$3,257,659
Terminal and Kiosk Designs	690,347	-	-	690,347
Patents and processes	2,003,044	-	-	2,003,044
Tradenames	1,082,549	-	-	1,082,549

Total	$7,033,599	$-	$-	$7,033,599

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

6.  NOTES RECEIVABLE

In February 2007, the Company loaned $544,219 to a business development firm with a maturity date of February 2009. The note is in default and the Company has pursued legal action for collection. The amount (including unpaid interest) was reserved as uncollectible of September 30, 2012 and 2011.

7. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of September 30:

	2012	2011
Software	$3,021,826	$3,155,740
Kiosks & terminals	900,316	784,021
Computers	64,351	77,031
Office equipment	18,065	26,885
	4,004,558	4,043,677
Less: Accumulated depreciation	(1,585,172)	(845,554)
Net property and equipment	$2,419,386	$3,198,123

Depreciation and amortization of $818,521 and $766,002 were included in the consolidated financial statements for the years ended September 30, 2012 and 2011, respectively.

8. PATENTS AND TRADE NAMES

The components of patents and trade name assets as of September 30, 2012:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2012
Finite-lived intangible assets
Terminal and kiosk hardware designs	5	$633,557	$(248,481)	$385,076
Patents and processes	10	1,853,143	(360,479)	1,492,664
Trade names	10	993,496	(194,819)	798,677
Total		$3,480,196	$(803,779)	$2, 676,417

The components of patents and trade name assets as of September 30, 2011:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2011
Finite-lived intangible assets
Terminal and kiosk hardware designs	5	$661,633	$(127,163)	$534,470
Patents and processes	10	1,919,732	(184,479)	1,735,253
Trade names	10	1,037,524	(99,701)	937,823
Total		$3,618,889	$(411,343)	$3,207,546

Total amortization of $411,413 and $424,869 was included in the consolidated financial statements for the year ended September 30, 2011 and 2012. Amortization expense for these intangible assets is expected to be approximately $411,000 annually in each of the next five years.

9. LOANS FROM RELATED PARTIES

During the years ended September 30, 2012 and 2011, the Company obtained $336,180 and $2,330,167, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translation adjustments. The Company also assumed $6,969,858 in related party notes from the acquisition of Wilroot/HEM (Note 5).  These loans bear interest between 0% and 4% annually, are unsecured and due when the Company has established consistent positive cash flow.  The weighted average interest rate of the loans from related parties for the year ended September 30, 2012 was 3.86%.  During the year ended September 30, 2011, the Company settled $237,287 (€167,021) of loans from a related party for $7,104 (€5,000) which has been accounted for as a component of stockholders’ deficit in the accompanying consolidated financial statements.

10. NOTE PAYABLE

As of September 30, 2012 and 2011 the Company has three short-term bridge loans totaling $504,270 and $297,066, respectively, from potential investors. The notes bear interest between 0% and 8% per year and are due on demand.

11. LEASES

The Company leases its office, warehouse space and vehicles under leases expiring 2013 through 2016.  The future minimum lease payments required under the lease in the next four years are $71,603, $55,544, $31,569 and $7,892.  Total rent expense for the years ended September 30, 2012 and 2011 were $77,375 and $133,531, respectively.

12. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the amounts recorded in the consolidated financial statements.

13. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2012 or 2011.

14. EQUITY TRANSACTIONS

On October 15, 2010 the Company issued 675,505 shares of restricted common stock valued at $709,280 for the purchase of Wilroot/HEM (Note 5).

On December 2, 2010 the Company agreed with the holder of a loan from a related party to issue 250,000 shares of the Company’s restricted common stock to satisfy $348,741 in accrued interest.

During the year ended September 30, 2011 the Company sold 607,344 shares of its common stock for $714,400 to qualified investors of which 100,000 shares ($98,250) are subscribed but unissued.

During the year ended September 30, 2012 the Company sold 1,707,297 shares of its common stock for $1,294,118 to qualified investors of which 500,067 shares ($230,886) are subscribed but unissued. The subscribed shares were issued subsequent to September 30, 2012.

See note 15 for details of common stock issued under the 2010 Stock Option, SAR and Stock Bonus Plan during the year ended September 30, 2012.

15. 2010 STOCK OPTION, SAR AND STOCK BONUS PLAN

On October 8, 2010, the shareholders approved the 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) authorizing 500,000 shares of Common Stock to be reserved for issuance under the Plan. The Plan allows us to issue awards as determined by the stock committee of the Company’s board of directors of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to our consultants which may be subject to restrictions. As of September 30, 2012 there are 26,364 shares remaining in the Plan.

On February 25, 2011, the Company issued 112,584 shares of its common stock with a grant date fair value of $67,550 ($0.60 per share) based on quoted bid prices of our common stock for director’s compensation from the Plan.

On July 24, 2012, the Company issued 361,052 shares of its common stock with a grant date fair value of $72,210 ($0.20 per share) based on quoted bid prices of our common stock for compensation for services from the Plan.

16. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:

	2012	2011
Bad debt allowances	$221,329	$199,978
Litigation reserve and other reserves	(4,967)	(2,992)
Equity method investment loss	(91,957)	120,998
Capital loss carry-forwards	4,686,164	4,348,004
Operating loss carryovers	7,665,365	6,311,312
Valuation allowance	(12,475,934)	(10,977,300)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision is as follows for the years ended September 30:

	2012	2011
Income tax (benefit) provision at U.S Federal statutory rate	$(1,458,451)	$(1,136,472)
Foreign losses taxed at rates other than 37.63%	564,325	372,551
Permanent differences	12,480	26,191
Increase (decrease) in penalties and interest on delinquent tax returns	330	(80,000)
Increase (decrease) in valuation allowance, net of foreign currency adjustments	881,646	737,730
Tax provision (benefit)	$330	$(80,000)

The following table summarizes the amount and expiration dates of our operating loss carryovers as of September 30, 2012:

	Expiration Dates	Amounts
U.S. federal and state net operating loss carryovers	2022-2032	$14,773,143
Non-U.S. net operating loss carryovers	2017-2021	10,531,155
Total		$25,304,298

Also as of September 30, 2012, the Company has capital loss carryovers available to offset future US Federal and state income taxes. These capital loss credit carryovers expire as follows:

Year Generated	Year of Expiration	Amount

2009	2014	$4,113,997
2010	2015	8,339,270
		$12,453,267

As a result of significant pre-tax losses, the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.  Accordingly a full valuation allowance has been established against our deferred tax assets.  During 2012, the Company increased its valuation allowance by $1,498,634 to reflect the effect of adjustments from the 2011 income tax returns and currency translation effects.

The Company was delinquent in filing tax returns with the Internal Revenue Service and state taxing authorities in 2007. With respect to the fiscal year 2007 returns, $80,000 of penalties and interest have been abated and are included in the 2011 income tax benefit. With respect to the fiscal year 2009 returns, $330 of penalties and interest have been included in the 2012 income tax provision.

Tax returns for the years ended September 30, 2009 through September 30, 2012 are subject to examination by the Internal Revenue Service.

17. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of September 30, 2012 or 2011.

The following reconciles the components of the earnings (loss) per share computation for the years ended September 30:

	2012	2011
Basic and diluted loss per share computation
Numerator:
Net loss	$(3,875,768)	$(3,262,566)

Denominator:
Weighted average common shares outstanding	7,434,666	5,959,443

Basic and diluted loss per share:	$(0.52)	$(0.55)

18. GIGA MATRIX HOLDING

Giga Matrix provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $33,164 and $39,172 in losses on its equity investment during the years ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $565,044.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Assets and liabilities of Giga at September 30, 2012 and 2011 are as follows:

	2012	2011
	(Unaudited)	(Unaudited)
Assets:
Current assets	$79,906	$80,710
Financial assets – non-current	240,264	233,245
Fixed assets	-	59
Intangible assets	39,177	40,913
	$359,347	$354,927

Liabilities:
Current liabilities	$549,296	$479,500
Long-term debt	648,835	680,964
	$1,198,131	$1,160,464

Results of operations of Giga for the years ended September 30, 2012 and 2011 are as follows:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss	$(67,682)	$(79,943)

19. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $3,875,768 for the year ended September 30, 2012 and $3,262,566 in 2011.  In addition, the Company has incurred substantial losses since its inception.

As of September 30, 2012, the Company had a working capital deficit of $11,132,125 as compared to its working capital deficit as of September 30, 2011 of $10,107,484.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  Management anticipates that additional financing through long-term borrowing and equity placements will be necessary in the future.  There can be no assurance that management's plan will be successful.

20. SUBSEQUENT EVENTS

Subsequent to September 30, 2012 investors purchased 500,000 shares of the Company’s common stock for $626,743. The purchase agreement for 150,000 of the shares carries anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase.

On November 13, 2012, 7,500 shares of the Company’s common stock were issued for services with a grant date fair value of $1,500.

Subsequent to September 30, 2012, foreign exchange rates have changed; it is not practicable to determine the effect of these changes on these financial statements.

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A).    Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures ..

The Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2012, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-K for September 30, 2012, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. During this fiscal year 2012, management implemented procedures providing for the review of all subsidiary supplied financial statements, consolidated financial statements and the notes thereto to assure they are in compliance with accounting principles generally accepted in the United States of America.

Our management has concluded that during the period covered by this report that our internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits the Company to provide only management's report in this annual report

B. Changes in Internal Controls .. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officer and Corporate Governance

At December 20, 2012, the directors and officers of the Company are as follows:

Name	Age	Position

Mr. Dirk L. Benschop	45	Director, Chief Executive Officer, President and Treasurer
Mr. Jan Hovers	69	Director, Supervisory Board
Mr. Ralph Kröner	62	Director
Mr. Les Pettitt	51	Director, Chief Financial Officer
Mr. Gustavo Gomez	49	Director, Chief Compliance Officer

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

Effective August 8, 2012, Mr. Kees Lenselink resigned from his position on the Board of Directors of the Company as well as from his position on the Audit Committee since his duties on other Boards of Directors were requesting more of his time than expected. Mr. Lenselink had been appointed to these positions effective October 8, 2010.

On December 14th, 2012, Mr. Ralph Kröner was named to the Board of Directors. Ralph Kröner (62), of Dutch nationality, is well known for his expertise and experience in corporate governance, (international) litigation and space law (former member of the European center for Space law in Paris), and has served as non-executive director on a number of boards of commercial business. After a long service record at Simmons & Simmons and its legal predecessors, Ralph Kröner was appointed Of Counsel at the international law firm Eversheds Faasen in Rotterdam on September 15th, 2010. He is chairman of the Rotterdam Eye Hospital. Mr. Kröner is considered to be a great source of knowledge for the Company and his experience will be of great value to help position Teleconnect’s age validation business both in The Netherlands and internationally.

Committees of the Board of Directors

The Board of Directors at September 30, 2012, was comprised of Mr. Benschop, Mr. Hovers, Mr. Pettitt and Mr Gomez.

The Company currently has active the following three committees: audit, compensation, and stock plan. The audit committee was comprised of Mr. Les Pettitt and Mr. Kees Lenselink. Mr. Pettitt is considered a financial expert based on his curriculum described above in addition to his extensive SEC filing experience with public listed companies. Due to the resignation of Mr. Lenselink, the Company is looking to fill this vacancy on the audit committee. The compensation committee is comprised of Mr. Dirk Benschop and Mr. Jan Hovers. The Company’s Stock Plan Committee was established to administer the stock option, SAR and stock bonus plans of the Company and is comprised of Mr. Benschop, Mr. Hovers and Mr. Gomez.

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

Code of Ethics

The Company currently is studying various models of existing “Codes of Ethics" to determine which to adapt to the philosophy of the Company. The Company expects to approve and implement a code of ethics before the end of fiscal year 2013.

Item 11.     Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2012:

Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Stock Awards(3)	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred Compensation earnings	All other compensation	Total
Dirk L. Benschop	2012	$210,383	$0	$21,908	$0	$0	$0	$0	$232,291
Chief Executive Officer, President,	2011	$167,364	$0	$0	$0	$0	$0	$0	$167,364
Secretary and Treasurer

Gustavo Gomez	2012	$98,839	$0	$20,000	$0	$0	$0	$0	$118,839
Chief Compliance Officer	2011	$168,244	$0	$0	$0	$0	$0	$0	$168,244

Les Pettitt	2012	$46,688	$0	$20,000	$0	$0	$0	$0	$66,688
Chief Financial Officer	2011	$71,185	$0	$0	$0	$0	$0	$0	$71,185

All executive officers as a group $417,818

(1)	Mr. Benschop received no bonus during fiscal 2011. Mr. Gomez and Mr. Pettitt were appointed to their positions in 2011. Includes compensation accrued during the year to Mr. Benschop, Mr. Gomez and Mr. Pettitt of $174,885, $12,930 and $13,205, respectively.

(2)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(3)	Grant date fair value based on quoted market price of the Company common stock on July 24, 2012.

The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

2010 Stock Option, SAR and Stock Bonus  Plan

Effective on October 8, 2010, the Company adopted and approved its 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 500,000 shares of Common Stock for issuance. This Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to Officers, Directors or consultants to the Company. As of the date of this filing, 473,636 shares have been issued under this 2010 Plan to officers and directors of the Company; leaving 26,364 remaining available.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards (1) ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
J. Hovers	$56,591	$0	$0	$0	$0	$0	$56,591

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock splits, beneficially owned by each of the officers and directors, and all of such directors and officers as a group and holders of 5% or more of the Company’s Common Stock as of December 19, 2012 are as follows:

	Shares
Names and Addresses of Beneficial Owners	Beneficially Owned (1)	Percent of Class (16)
Dirk L. Benschop (2) Address: Laakseweg 24, Etten-Leur 4874 LV, The Netherlands	412,543	4.5%
DLB Finance and Consultancy BV (3) Address: Laakseweg 24, Etten-Leur, 4874 LV, The Netherlands	412,543	4.5%
Kees Lenselink (4) Address: Jan Tooropstraat 13, Oosterhout 4907 PB, The Netherlands	769,345	8.4%
Quack Holding BV (5) Address: Jan Tooropstraat 13, Oosterhout 4907 PB, The Netherlands	598,511	6.5%
Hombergh Holding BV (6) Address: Hertenroep 10, Teteringen 4847 DC, The Netherlands	683,334	7.4%
Quick Holding BV (7) Address: Hertenroep 10, Teteringen 4847 DC, The Netherlands	1,784,733	19.5%
Hendrik van den Hombergh (8) Address: Hertenroep 10, Teteringen 4847 DC, The Netherlands	2,297,234	25.0%
QUECK Holdings BV (9) Address: Warandelaan 29, 4904 PB, Oosterhout, The Netherlands	2,514,840	27.4%
Leonardus Geeris (10) Address: Zandpad 29, Maarssen 3601 NA, The Netherlands	1,574,136	17.2%
Jan Hovers (11) Address: Oude Vest 4, Breda 4811 HT, The Netherlands	112,584	1.2%
Les Pettitt (12) Address: 4603 N College Ave, Bethany, OK 73008, USA	100,000	1.1%
Gustavo Gomez (13) Address: C/Rio Tambre 8, Boadilla del Monte, 28660 Madrid, Spain	100,000	1.1%
Ralph Kröner (14) Address: Julianalaan 54, 3062 DJ Rotterdam, The Netherlands	52,500	0.6%
Directors, officers as a group, including the above persons (15)	7,933,182	86.5%

(1)	Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2)	The number of shares listed for Dirk L. Benschop are the 412,543 shares owned by DLB Finance and Consultancy BV.

(3)	DLB Finance and Consultancy BV is owned by Dirk L. Benschop, the director, Chief Executive Officer and Treasurer of the Company.

(4)	The number of shares listed for Kees Lenselink are the 598,511 shares owned by Quack Holding BV and 170,834 shares, which is 25% of the shares owned by Hombergh Holding BV for a total of 769,345 shares of common stock.

(5)	Quack Holding BV is owned by Mr. Kees Lenselink, who is an over 5% shareholder and ex-director

(6)	Hombergh Holdings BV is owned 75% by Hendrik van den Hombergh and 25% by Kees Lenselink

(7)	Quick Holding BV is wholly owned by Hendrik van den Hombergh

(8)	The number of shares listed for Hendrik van den Hombergh are the 1,784,733 shares owned by Quick Holding BV and 512,501 shares, which is 75% of the shares owned by Hombergh Holding BV for a total of 2,297,234 shares of common stock.

(9)	Queck Holdings BV is wholly owned by Mr. Henk Schipper and the largest single shareholder of the Company

(10)	Mr. Leonardus Geeris is an ex-director and ex-President of the Company

(11)	Mr. Jan Hover is a director of the Company

(12)	Mr. Les Pettitt is a director and officer of the Company occupying the position of Chief Financial Officer

(13)	Mr. Gustavo Gomez is a director and officer of the Company and occupies the position of Chief Compliance Officer

(14)	Mr. Ralph Kröner is a director of the company as of December 14, 2012. See Subsequent Events section 21

(15)	As of September 30, 2012 Directors and Officers as a group include Mr. Benschop, Mr Pettitt, Mr Gomez, and Mr. Hovers.

(16)	As of September 30, 2012, there were 8,167,415 shares of common stock issued and outstanding while at December 19, 2012 there were 9,174,915 shares of common stock outstanding.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Loans from related parties - During the years ended September 30, 2012 and 2011, the Company obtained $336,180 and $2,330,167, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translation adjustments. The Company also assumed $6,969,858 in related party notes from the acquisition of Wilroot/HEM (Note 5).  These loans bear interest between 0% and 4% annually, are unsecured and due when the Company has established consistent positive cash flow.  The weighted average interest rate of the loans from related parties for the nine months ended September 30, 2011 was 3.86%.  During the year ended September 30, 2011, the Company settled $237,287 (€167,021) of loans from a related party for $7,104 (€5,000) which has been accounting for as a component of stockholders’ deficit in the accompanying consolidated financial statements.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2011 and 2010 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Coulter & Justus PC for fiscal year ended September 30, 2012	$167,959	$0	$26,032	0
Coulter & Justus PC for fiscal year ended September 30, 2011	$145,865	$0	$41,920	$0

(1)	Includes professional services for the audit of the Company’s annual financial statements, reviews of financial statements included in the Company’s Form 10-Q filings, services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably provide, such as assistance with and review of documents filed with the SEC.

(2)	Includes fees associated with tax compliance, tax advice, and domestic and international tax planning.

The Company's Board of Directors has evaluated and approved in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. At the Board Meeting held on October 8, 2010, an audit committee was established and its initial two members were: Les Pettitt, Director and Chief Financial Officer and Mr. Kees Lenselink, Director. Mr. Lenselink resigned during August 2012 due to the little time he had available after attending other business obligations. The Company is currently searching to fill the position available on this audit committee.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Financial Statement Schedules

(a)	Financial Statements

a.	Consolidated Balance Sheets at September 30, 2012 and 2011
b.	Consolidated Statement of Operations for the years ended September 30, 2012 and 2011
c.	Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2012 and 2011
d.	Consolidated Statement of Cash Flows for the years ended September 30, 2012 and 2011
e.	Notes to Consolidated Financial Statements

(b) Exhibits

1(i) Articles of Incorporation of the Company	The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 registration statement of the Company (File No. 333-93583)

1(ii) Amendment to Articles of Incorporation	An Amendment to the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of the Company dated January 29, 2001.
1(iii) Amendment to Articles of Incorporation	An Amendment to the Articles of Incorporation of the Company filed on February 26, 2003, is incorporated hereby by reference to Exhibit 1 (iii) to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2009.
1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)
10. Material Contracts

Exhibit 10.1	Contract dated November 25, 2009 selling Spanish subsidiaries to Alfonso de Borbon is incorporated by reference to the Schedule 14A proxy statement of the Company filed August 27, 2009.
11. Statement re: computation of per share earnings
Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.

21. A description of the subsidiaries of the Company	A description of the subsidiaries of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teleconnect Inc.

Date: December 28, 2012	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: December 28, 2012	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Teleconnect Inc.

Date: December 28, 2012	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director

Teleconnect Inc.

Date: December 28, 2012	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director

Teleconnect Inc.

Date: December 28, 2012	By:	/s/ Gustavo Gomez
Gustavo Gomez
Director

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

21	Description of subsidiaries
31.1	Certification of Dirk L. Benschop
31.2	Certification of Les Pettitt
32.1	Certification of Dirk L. Benschop and Les Pettitt

