Form 10-Q
period 2012-12-31
Teleconnect Inc.
filed 2013-02-14
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: February 14, 2013: 9,174,915 shares of common stock, $.001 par value

TELECONNECT INC.

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,308	$38,067
Accounts receivable – trade	35,956	29,187
Inventory, work in process (net of reserve for slow moving inventory of $146,026 and $132,258 at December 31, 2012 and September 30, 2012,respectively)	102,055	212,281
Prepaid taxes	33,236	28,931
Prepaid expenses	23,407	50,363

Total current assets	240,962	358,829

PROPERTY AND EQUIPMENT, NET	2,260,015	2,419,386

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	572,492	565,044
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	410,230	402,022
Patents and tradenames, net	2,626,498	2,676,417
Long-term notes receivable (net of allowance for bad debts of $555,330 and $544,219 at December 31, 2012 and September 30, 2012, respectively)	-	-

	$6,110,197	$6,421,698

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$158,839	$328,904
Accounts payable - related parties	359,231	305,154
Accrued liabilities
Related parties	869,461	669,731
Other	117,776	100,044
Deferred revenue	1,323	56,745
Notes payable	514,566	504,270
Loans from related parties	9,720,607	9,526,106

Total current liabilities	11,741,803	11,490,954

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 9,174,915 and 8,167,415 shares outstanding at December 31, and September 30, 2012, respectively, 67 ($67) and 500,067 ($230,866) shares subscribed and unissued at December 31, 2012 and September 30, 2012, respectively	9,175	8,667
Additional paid-in capital	35,568,586	34,944,026
Accumulated deficit	(38,248,495)	(37,157,926)
Accumulated other comprehensive loss	(2,960,872)	(2,864,023)

Total stockholders' deficit	(5,631,606)	(5,069,256)

TOTAL LIABILITIES	$6,110,197	$6,421,698

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 and 2011

	2012	2011
	(Unaudited)	(Unaudited)

SALES	$205,336	$19,385

COST OF SALES	163,024	44,018

GROSS INCOME (LOSS)	42,312	(24,633)

OPERATING EXPENSES:
Selling, general and administrative expenses	715,385	787,380
Depreciation and amortization	313,652	323,327

Total operating expenses	1,029,037	1,110,707

LOSS FROM CONTINUING OPERATIONS	(986,725)	(1,135,340)

OTHER INCOME (EXPENSES):
Interest income	-	20
Loss on investment	(10,096)	(9,585)
Other income	-	145
Interest expense - related parties	(93,748)	(94,141)

LOSS BEFORE INCOME TAXES	(1,090,569)	(1,238,901)

(INCOME TAXES) BENEFIT FROM INCOME TAXES	-	-

NET LOSS	$(1,090,569)	$(1,238,901)

BASIC AND DILUTED LOSS PER SHARE:	$(0.12)	$(0.18)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	9,013,868	6,945,833

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net Loss	$(1,090,569)	$(1,238,901)
Foreign currency translation adjustment	(146,741)	183,586
Tax effect on currency translation	49,892	(62,419)

COMPREHENSIVE LOSS	$(1,187,418)	$(1,117,734)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,090,569)	$(1,238,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313,652	323,327
Stock-based compensation	1,500	-
Inventory allowance	10,884	11,516
Loss on equity investments	10,096	9,585
Change in operating assets and liabilities
Accounts receivable - trade	(6,173)	26,743
Inventory	103,676	(344)
Prepaid expenses	27,984	(39,106)
Prepaid taxes	(3,714)	30,899
Accounts payable	(128,934)	94,776
Accrued liabilities and income taxes payable	201,745	186,085
Deferred Revenue	(46,230)	-

Net cash used in operating activities	(606,083)	(595,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Giga Matrix	(6,007)	-
Purchase of fixed assets	(2,054)	(102,038)

Net cash used in investing activities	(8,061)	(102,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	623,568	602,461

Net cash provided by financing activities	623,568	602,461

EFFECT OF EXCHANGE RATE	(1,183)	7,212

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,241	(87,785)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,067	117,145

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,308	$29,360

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2012

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect Inc. and its subsidiaries PhotoWizz BV (“MediaWizz”), Wilroot B. V. (Wilroot) and Hollandsche Exploitatie Maatschappij (“HEM”). All significant inter-company balances and transactions have been eliminated.

The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2012.

Revenue Recognition -

The Company recognizes revenue from the sale of multimedia hardware components in the period in which title has passed and services have been rendered. The Company recognizes revenue from narrowcasting and age validation services when services have been rendered and realization is assured.

2. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the amounts recorded in the condensed consolidated financial statements.

3. EQUITY TRANSACTIONS

During the three months ended December 31, 2012 the Company sold 500,000 shares of its common stock for $623,568 to qualified investors.

The purchase agreement for 150,000 of the shares carries anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase.

During the three months ended December 31, 2012 the Company issued 7,500 shares of its common stock valued at $1,500 for services.

4. INCOME TAXES

The Company has not recorded any federal income tax expense or benefit for the three months ended December 31, 2012 and 2011, mainly due to available net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.

5. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of December 31, 2012 or 2011.

The following reconciles the components of the loss per share computation for the years ended December 31 2012 and 2011:

	2012	2011
Basic and diluted loss per share computation
Numerator:
Net loss	$(1,090,569)	$(1,238,901)

Denominator:
Weighted average common shares outstanding	9,013,868	6,945,833

Basic and diluted loss per share:	$(0.12)	$(0.18)

6. GIGA MATRIX HOLDING

Giga Matrix Holding, BV (“Giga”), provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga, including amounts due from Giga, under the equity method. Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $10,096 and $9,585 in losses on its equity investment during the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $572,492.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the three months ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss	$(20,604)	$(19,562)

7. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2012, the Company had a working capital deficit of $11,500,841 and a net loss of $1,090,569 for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of debt and for working capital.

8. SUBSEQUENT EVENTS

Subsequent to December 31, 2012, investors purchased 275,000 shares of the Company’s common stock for $367,785, (€275,000).

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

The changed Alcohol and Catering Act took effect in The Netherlands as of January 1, 2013. After this date, Dutch law enforcement authorities can temporarily close the alcohol section of supermarkets when they are repeatedly caught selling alcohol to minors. It is expected that this change will generate a significant demand for Ageviewers.

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

Subsequent to December 31, 2012, directors of the Company have concluded that it is in the best interest of the Company to create an Advisory Board with senior industry members. At the next Board meeting of the Company, this proposal should be approved and the Advisory Board formally established. Members of the Advisory Board will be disclosed in an 8K filing.

BALANCE SHEET COMPARISON AT DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

Assets: Total assets at December 31, 2012 decreased $311,501 or 4.9% to $6,110,197 compared to $6,421,698 at September 30, 2012.  This decrease is due primarily to the sale by Mediawizz of vending units to a specific customer to be placed in airports and train stations for the sale of travel products during the quarter ended December 31, 2012 which were on hand at fiscal year end as well as a decrease in prepaid legal expense used during the quarter for work on patents and the use of prepaid expenses in subsidiaries.

Liabilities: Current liabilities at December 31, 2012 increased $250,849 or 2.2% to $11,741,803 compared to $11,490,954 at September 30, 2012. This increase is due primarily to an increase in accounts payable and accrued liabilities associated to related parties as well as an increase in other accrued liabilities offset by a decrease in accounts payable. Specifically, the increase of $54,077 in accounts payable related parties is due to the additional accrual of compensation for officers and management; the increase in accrued liabilities of $17,732 is due to the accrued expense in Mediawizz related to the order of vending machines, and the increase of accrued liabilities related parties of $199,730 is related to both the accrued interest of a related party note and additional unpaid management fees. The decrease in accounts payable trade is due to payments made using funds raised from sales of stock and sales of vending machines by Mediawizz.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

We had net loss of $1,090,569 for the three months ended December 31, 2012 as compared to net loss of $1,238,901 during the comparable period in 2011, a decrease of 12% or $148,332. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended December 31, 2012 were $205,336 as compared to revenues for the same period in 2011 of $19,385; an increase of $185,951 or 959%.

Current revenues were derived from sales of a vending solution for airports and railway stations. No such sales occurred in the same period of 2011. Revenues for the three months ended December 31, 2011 consisted of primarily of installation and service revenues.

COST OF SALES

Cost of sales for the three month period ended December 31, 2012 were $163,024 as compared to $44,018 for the same period of 2011; an increase of 270% or $119,006. The breakdown of 2011 costs consisted of telecommunication costs of $15,731, kiosk support costs of $10,881, inventory write down of $11,516 and other expenses of $5,890. During three month period ended December 31, 2012, the increase in cost of sales was primarily due to $135,605 in costs related to the vending solution revenues.

During three month period ended December 31, 2012, the cost of sales included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $71,995 or 9.1% to $715,385 during the three months ended December 31, 2012 as compared to $787,380 for the comparable period in 2011.  This decrease in selling, general and administrative expenses is primarily due to a reduction in the cost of outside professional services.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012 and September 30, 2012, Teleconnect Inc. had negative working capital of approximately $11,501,000 and $11,132,000, respectively.  This decrease of working capital is primarily a result of the change in the Euro/US Dollar exchange rate during the quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2012 the Company sold 500,000 shares of its common stock for $623,568 to qualified investors.

During the three months ended December 31, 2012 the Company issued 7,500 shares of its common stock valued at $1,500 for services.

Subsequent to December 31, 2012, investors purchased 275,000 shares of the Company’s common stock for $367,785, (€275,000).

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During the first fiscal quarter of 2013, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2012 the Company sold 500,000 shares of its common stock for $623,568 to qualified investors.

During the three months ended December 31, 2012 the Company issued 7,500 shares of its common stock valued at $1,500 for services.

All shares were sold to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended.  There were no underwriters involved and no underwriting discounts or commissions were paid.

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

  None

   ITEM 6. EXHIBITS

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Officer, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

Teleconnect Inc.

Date: February 14, 2013	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: February 14, 2013	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt