Form 10-Q
period 2013-03-31
Teleconnect Inc.
filed 2013-05-15
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: May 14, 2013: 9,497,215 shares of common stock, $.001 par value

TELECONNECT INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$94,781	$38,067
Accounts receivable – trade	41,511	29,187
Inventory, work in process (net of reserve for slow moving inventory of $152,429 and $132,258 at March 31, 2013 and September 30, 2012, respectively)	86,804	212,281
Prepaid taxes	39,004	28,931
Prepaid expenses	69,415	50,363

Total current assets	331,515	358,829

PROPERTY AND EQUIPMENT, NET	1,982,823	2,419,386

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	542,478	565,044
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	398,136	402,022
Patents and tradenames, net	2,491,395	2,676,417
Long-term notes receivable (net of allowance for bad debts of $538,957 and $544,219 at March 31, 2013 and September 30, 2012, respectively)	-	-

	$5,746,347	$6,421,698

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$228,980	$328,904
Accounts payable - related parties	374,928	305,154
Accrued liabilities
Related parties	1,019,567	669,731
Other	168,071	100,044
Deferred revenue	4,696	56,745
Notes payable	531,408	504,270
Loans from related parties	9,446,819	9,526,106

Total current liabilities	11,774,469	11,490,954

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 9,467,215 and 8,167,415 shares outstanding at March 31, 2013 and September 30, 2012, respectively, 67 ($67) and 500,067 ($230,866) shares subscribed and unissued at March 31, 2013 and September 30, 2012, respectively	9,467	8,667
Additional paid-in capital	35,952,217	34,944,026
Accumulated deficit	(39,188,106)	(37,157,926)
Accumulated other comprehensive loss	(2,801,700)	(2,864,023)

Total stockholders' deficit	(6,028,122)	(5,069,256)

TOTAL LIABILITIES	$5,746,347	$6,421,698

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	For the three months ended		For the six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$79,171	$92,481	$284,507	$111,866

COST OF SALES	85,321	81,096	248,345	125,114

GROSS (LOSS) INCOME	(6,150)	11,385	36,162	(13,248)

OPERATING EXPENSES:
Selling, general and administrative expenses	510,360	424,413	1,225,745	1,211,793
Depreciation and amortization	318,857	318,455	632,509	641,782

Total operating expenses	829,217	742,868	1,858,254	1,853,575

LOSS FROM OPERATIONS	(835,367)	(731,483)	(1,822,092)	(1,866,823)

OTHER INCOME (EXPENSES):
Interest income	-	-	-	20
Loss on investment	(8,788)	(8,240)	(18,884)	(17,825)
Other (expense) income	(178)	20,860	(178)	21,005
Interest expense - related parties	(95,278)	(91,430)	(189,026)	(185,571)

LOSS BEFORE INCOME TAXES	(939,611)	(810,293)	(2,030,180)	(2,049,194)

(EXPENSE) BENEFIT FROM INCOME TAXES	-	-	-	-

NET LOSS	$(939,611)	$(810,293)	$(2,030,180)	$(2,049,194)

BASIC AND DILUTED LOSS PER SHARE:	$(0.10)	$(0.11)	$(0.22)	$(0.29)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	9,334,923	7,429,413	9,172,631	7,186,302

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net Loss	$(939,611)	$(810,293)	$(2,030,180)	$(2,049,194)
Foreign currency translation adjustment	241,170	(158,968)	94,429	24,618
Tax effect on currency translation	(81,998)	54,049	(32,106)	(8,370)

COMPREHENSIVE LOSS	$(780,439)	$(915,212)	$(1,967,857)	$(2,032,946)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31,

	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,030,180)	$(2,049,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632,509	641,782
Stock-based compensation	17,638	-
Inventory allowance	21,918	22,732
Loss on equity investments	18,884	17,825
Change in operating assets and liabilities:
Accounts receivable - trade	(12,606)	24,248
Accounts receivable - other	-	22,639
Inventory	101,507	222
Prepaid expenses	(19,539)	(7,350)
Prepaid taxes	(10,353)	54,405
Accounts payable	(24,020)	65,651
Accrued liabilities and income taxes payable	425,305	274,325
Deferred Revenue	(42,857)	-

Net cash used in operating activities	(921,794)	(932,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Giga Matrix	(1,781)	-
Purchase of patents	(49,990)	-
Purchase of property and equipment	(11,933)	(196,713)

Net cash used in investing activities	(63,704)	(196,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	991,353	842,081
Loan proceeds	32,013	200,340
Loan proceeds from related parties	12,806	-

Net cash provided by financing activities	1,036,172	1,042,421

EFFECT OF EXCHANGE RATE	6,040	(15,508)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,714	(102,515)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,067	117,145

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,781	$14,630

The accompanying notes are an integral part of these financial statements.

TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition –

The Company recognizes revenue from the sale of multimedia hardware components in the period in which title has passed and services have been rendered. The Company recognizes revenue from narrowcasting and age validation services when services have been rendered and realization is assured.

Recently Issued Accounting Pronouncements –

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (“ASU 2013-05”).  This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings.  ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. NOTES PAYABLE

During the six months ended March 31, 2013 the Company received $32,013 in bridge loans from potential investors. The loans are due on demand and do not accrue interest.

4. LOANS FROM RELATED PARTIES

During the six months ended March 31, 2013 the Company received $12,806 in loans from related parties. The loans are due on demand and do not accrue interest.

5. EQUITY TRANSACTIONS

During the six months ended March 31, 2013 the Company sold 775,000 shares of its common stock for $991,353 to qualified investors.

The purchase agreement for 150,000 of the shares carries anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase. 4,800 shares of the Company’s common stock have been issued under these anti-dilution rights.

During the six months ended March 31, 2013 the Company issued 20,000 shares of its common stock valued at $17,638 for services.

6. INCOME TAXES

The Company has not recorded any federal income tax expense or benefit for the three and six months ended March 31, 2013 and 2012, mainly due to available net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.

7. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of March 31, 2013 or 2012.

The following reconciles the components of the loss per share computation for the three months ended March 31 2013 and 2012:

	2013	2012
Basic and diluted loss per share computation
Numerator:
Net loss	$(939,611)	$(810,293)

Denominator:
Weighted average common shares outstanding	9,334,923	7,429,413

Basic and diluted loss per share:	$(0.10)	$(0.11)

The following reconciles the components of the loss per share computation for the six months ended March 31 2013 and 2012:

	2013	2012
Basic and diluted loss per share computation
Numerator:
Net loss	$(2,030,180)	$(2,049,194)

Denominator:
Weighted average common shares outstanding	9,172,631	7,186,302

Basic and diluted loss per share:	$(0.22)	$(0.29)

8. GIGA MATRIX HOLDING

Giga Matrix Holding, BV (“Giga”), provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga, including amounts due from Giga, under the equity method. Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $18,884 and $17,825 in losses on its equity investment during the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $542,478.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity, the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the six months ended March 31, 2013 and 2012 are as follows:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss	$(38,539)	$(36,376)

9. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2013, the Company had a working capital deficit of $11,442,954 and a net loss of $2,016,542 for the six months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of debt and for working capital.

10. SUBSEQUENT EVENTS

Subsequent to March 31, 2013, investors purchased 175,000 shares of the Company’s common stock for $224,088, (€175,000).

Subsequent to March 31, 2013, the Company issued 30,000 shares of the Company’s common stock with a fair value of $38,520 for services.

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

During the three month period ended on March 31, 2013, directors of the Company concluded that it is in the best interest of the Company to create an Advisory Board with senior industry members. At the next Board meeting of the Company, this proposal should be approved and the Advisory Board formally established. After members of the Advisory Board are selected, the Company will file an 8K disclosing the members of the Advisory Board.

BALANCE SHEET COMPARISON AT MARCH 31, 2013 AND SEPTEMBER 30, 2012

Assets: Total assets at March 31, 2013 decreased $675,351 or 10.5% to $5,746,347 compared to $6,421,698 at September 30, 2012.  This decrease is due primarily to the sale by Mediawizz of vending units to a specific customer to be placed in airports and train stations for the sale of travel products during the quarter ended March 31, 2013 which were on hand at fiscal year end as well as a decrease in prepaid legal expense used during the quarter for work on patents and the use of prepaid expenses in subsidiaries.

Liabilities: Current liabilities at March 31, 2013 increased $283,515 or 2.5% to $11,774,469 compared to $11,490,954 at September 30, 2012. This increase is due primarily to an increase in accounts payable and accrued liabilities associated to related parties as well as an increase in other accrued liabilities offset by a decrease in deferred revenue. Specifically, the increase of $69,774 in accounts payable related parties is due to the additional accrual of compensation for officers and management; the increase in accrued liabilities other of $68,027 is due to the increase in HEM of accrued payroll taxes, accrued employee leave and accrued rent; and the increase of accrued liabilities related parties of $349,836 is related to both the accrued interest of a related party note and additional unpaid management fees. The decrease of $99,924 in accounts payable trade is due to payments made using funds raised from sales of stock and sales of vending machines by Mediawizz.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

We had net loss of $939,611 for the three months ended March 31, 2013 as compared to net loss of $810,293 during the comparable period in 2012, an increase of 16.0% or $129,318. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended March 31, 2013 were $79,171 as compared to revenues for the same period in 2012 of $92,481; a decrease of $13,310 or 14.4%.

Current revenues were derived from sales of a vending solution for airports and railway stations. The breakdown of revenues for the three months ended March 31, 2013 consists of revenues of $63,426 from sale of vending machines, $1,335 from age verification, $4,465 from narrowcasting, and $9,945 from miscellaneous. The breakdown of revenues for the three months ended March 31, 2012 consists of revenues of $14,949 from installation and service, $532 from age verification, $2,252 from narrowcasting, $5,747 from calling credits, $68,321 from kiosk sales and $680 from miscellaneous.

COST OF SALES

Cost of sales for the three month period ended March 31, 2013 was $85,321 as compared to $81,096 for the same period of 2012; an increase of 5.2% or $4,225 The breakdown of 2012 costs consisted of telecommunication costs of $10,616, kiosk support costs of $19,573, calling credit costs and other costs of $5,597, costs of kiosks of $34,094 and inventory write down of $11,216. During three month period ended March 31, 2013, the breakdown of costs of sales consists of telecommunications costs of $13,573, vending machine costs of $50,525, kiosk support costs of $4,033, inventory writdowns of $11,035 and other miscellaneous costs of $6,155.

During three month periods ended March 31, 2013 and 2012, the cost of sales included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased by $85,947 or 20.3% to $510,360 during the three months ended March 31, 2013 as compared to $424,413 for the comparable period in 2012.  This increase in selling, general and administrative expenses is primarily due to an increase in the cost of outside professional services.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

We had net loss of $2,030,180 for the six months ended March 31, 2013 as compared to net loss of $2,049,194 during the comparable period in 2012, a decrease of 0.9% or $19,014. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the six months ended March 31, 2013 were $284,507 as compared to revenues for the same period in 2012 of $111,866; an increase of $172,641 or 154.3%.

Current revenues were derived from sales of a vending solution for airports and railway stations. The breakdown of revenues for the six months ended March 31, 2013 consists of revenues of $267,456 from the sale of vending machines, $1,335 from age verification, $4,610 from narrowcasting, and $11,106 from miscellaneous. The breakdown of revenues for the six months ended March 31, 2012 consists of revenues of $28,126 from installation and service, $532 from age verification, $2,252 from narrowcasting, $10,673 from narrowcasting, $68,321 from kiosk sales and $1,962 from miscellaneous.

COST OF SALES

Cost of sales for the six month period ended March 31, 2013 were $248,345 as compared to $125,114 for the same period of 2012; an increase of 98.5% or $123,231. The breakdown of 2012 costs consisted of telecommunication costs of $26,347, kiosk support costs of $30,454, calling credit costs of $10,647, photoprint costs of $840, costs of kiosks of $34,094, and inventory write downs of $22,732. During six month period ended March 31, 2013, the breakdown of costs of sales consists of telecommunications costs of $27,207, vending machine costs of $186,130, kiosk support costs of $6,710, inventory writdowns of $21,919 and other miscellaneous costs of $6,379.

During the six month period ended March 31, 2013, the cost of sales also included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased by $13,952 to $1,225,745 during the six months ended March 31, 2013 as compared to $1,211,793 for the comparable period in 2012.  There were no significant changes in selling, general and administrative expenses period to period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013 and September 30, 2012, Teleconnect Inc. had negative working capital of approximately $11,443,000 and $11,132,000, respectively.  This decrease of working capital is primarily a result of the change in the Euro/US Dollar exchange rate during the quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended March 31, 2013 the Company sold 775,000 shares of its common stock for $991,353 to qualified investors.

The purchase agreement for 150,000 of the shares carries anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase. 4,800 shares of the Company’s common stock have been issued under these anti-dilution rights.

During the six months ended March 31, 2013 the Company issued 20,000 shares of its common stock valued at $17,638 for services.

Subsequent to March 31, 2013, investors purchased 175,000 shares of the Company’s common stock for $224,088, (€175,000).

Subsequent to March 31, 2013, the Company issued 30,000 shares of the Company’s common stock with a fair value of $38,520 for services.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the six months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During the six month period ended March 31, 2013, the Company continued its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2013 the Company sold 775,000 shares of its common stock for $991,353 to qualified investors.

The purchase agreement for 150,000 of the shares carries anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase. 4,800 shares of the Company’s common stock have been issued under these anti-dilution rights.

During the six months ended March 31, 2013 the Company issued 20,000 shares of its common stock valued at $17,638 for services.

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

TELECONNECT INC.

Teleconnect Inc.

Date: May 14, 2013	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: May 14, 2013	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt