Form 10-Q
period 2013-06-30
Teleconnect Inc.
filed 2013-08-14
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: Aug 14, 2013: 9,991,364 shares of common stock, $.001 par value

1

TELECONNECT INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$115,484	$38,067
Accounts receivable – trade	14,160	29,187
Inventory, work in process (net of reserve for slow moving inventory of $166,641 and $132,258 at June 30, 2013 and September 30, 2012, respectively)	77,731	212,281
Prepaid taxes	28,085	28,931
Prepaid expenses	45,155	50,363

Total current assets	280,615	358,829

PROPERTY AND EQUIPMENT, NET	1,814,791	2,419,386

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	550,514	565,044
Investment in Giga Matrix Holdings B.V.	-	-
Goodwill	406,686	402,022
Patents and tradenames, net	2,441,238	2,676,417
Long-term notes receivable (net of allowance for bad debts of $550,532 and $544,219 at June 30, 2013 and September 30, 2012, respectively)	-	-

	$5,493,844	$6,421,698

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$225,308	$328,904
Accounts payable - related parties	363,196	305,154
Accrued liabilities
Related parties	1,152,994	669,731
Other	158,582	100,044
Deferred revenue	12,790	56,745
Notes payable	542,820	504,270
Loans from related parties (net of loan discount of $34,449 and $0 at
June 30, 2013 and September 30, 2012, respectively)	9,729,699	9,526,106

Total current liabilities	12,185,389	11,490,954

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock; par value of $0.001, 500,000,000 shares authorized, 9,672,215 and 8,167,415 shares outstanding at June 30, 2013 and September 30, 2012, respectively, 391,436 and 500,067 shares subscribed and unissued ($303,499) and ($230,866) shares subscribed and unissued at June 30, 2013 and September 30, 2012, respectively	10,064	8,667
Additional paid-in capital	36,311,269	34,944,026
Accumulated deficit	(40,094,585)	(37,157,926)
Accumulated other comprehensive loss	(2,918,293)	(2,864,023)

Total stockholders' deficit	(6,691,545)	(5,069,256)

TOTAL LIABILITIES	$5,493,844	$6,421,698

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$30,670	$7,328	$315,177	$119,194

COST OF SALES	57,225	59,478	305,570	184,592

GROSS (LOSS) INCOME	(26,555)	(52,150)	9,607	(65,398)

OPERATING EXPENSES:
Selling, general and administrative expenses	457,266	474,939	1,683,011	1,686,732
Depreciation and amortization	315,711	312,753	948,220	954,535

Total operating expenses	772,977	787,692	2,631,231	2,641,267

LOSS FROM OPERATIONS	(799,532)	(839,842)	(2,621,624)	(2,706,665)

OTHER INCOME (EXPENSES):
Loss on investment	(8,201)	(7,642)	(27,085)	(25,467)
Other (expense) income	-	448	(178)	21,473
Interest expense - related parties	(98,746)	(93,778)	(287,772)	(279,349)

LOSS BEFORE INCOME TAXES	(906,479)	(940,814)	(2,936,659)	(2,990,008)

(EXPENSE) BENEFIT FROM INCOME TAXES	-	-	-	-

NET LOSS	$(906,479)	$(940,814)	$(2,936,659)	$(2,990,008)

BASIC AND DILUTED LOSS PER SHARE:	$(0.10)	$(0.13)	$(0.32)	$(0.42)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	9,467,282	7,521,511	9,270,849	7,191,844

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net Loss	$(906,479)	$(940,814)	$(2,936,659)	$(2,990,008)
Foreign currency translation adjustment	(176,656)	333,902	(82,227)	358,520
Tax effect on currency translation	60,063	(113,527)	27,957	(121,897)

COMPREHENSIVE LOSS	$(1,023,072)	$(720,439)	$(2,990,929)	$(2,753,385)

The accompanying notes are an integral part of these financial statements.

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30,

	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,936,659)	$(2,990,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948,220	954,535
Loan discount amortization	3,702	-
Stock-based compensation	56,038	-
Inventory allowance	32,840	33,693
Loss on equity investments	27,085	25,467
Change in operating assets and liabilities:
Accounts receivable - trade	15,366	39,514
Accounts receivable - other	-	53,257
Inventory	104,173	(1,290)
Prepaid expenses	5,792	9,365
Prepaid taxes	1,182	62,436
Accounts payable	(52,910)	(42,723)
Accrued liabilities and income taxes payable	532,871	453,735
Deferred Revenue	(34,763)	-

Net cash used in operating activities	(1,297,063)	(1,402,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Advances) Repayment on loan to Giga Matrix	(6,000)	41,314
Purchase of patents	(46,422)	(14,484)
Purchase of property and equipment	(4,644)	(169,124)

Net cash used in investing activities	(57,066)	(142,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,312,602	950,655
Loan proceeds	32,700	214,030
Loan proceeds from related parties	89,379	289,570

Net cash provided by financing activities	1,434,681	1,454,255

EFFECT OF EXCHANGE RATE	(3,135)	(1,908)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,417	(91,966)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,067	117,145

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,484	$25,179

The accompanying notes are an integral part of these financial statements.

 TELECONNECT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

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

Reclassifications

Certain 2012 amounts have been reclassified to conform to the 2013 financial statement presentations.

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

3. NOTES PAYABLE

During the nine months ended June 30, 2013 the Company received $32,700 in bridge loans from potential investors. The loans are due on demand and do not accrue interest.

4. LOANS FROM RELATED PARTIES

During the nine months ended June 30, 2013 the Company received $12,541 in loans from related parties. The loans are due on demand and do not accrue interest.

During the nine months ended June 30, 2013 the Company sold promissory notes with a face value of $114,450 (€87,500) and 372,339 shares of its common stock together as a package to qualified investors for $228,900 (€175,000). The purchase price was allocated to the notes and stock based on the relative fair value of each with $152,062 allocated to the shares and $76,838 allocated to the promissory notes, therefore a discount on the notes of $37,612 was record and is being amortized over 1 year. Loan discount amortization of $3,702 is included in interest expense for the nine months ended June 30, 2013. The promissory notes bear 6% interest and are due when the Company has positive cash flow from operations.

5. EQUITY TRANSACTIONS

During the nine months ended June 30, 2013 the Company sold 969,030 shares of its common stock for $1,160,540 to qualified investors. The purchase agreement for 150,000 of these shares contains anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase. 4,800 shares of the Company’s common stock have been issued under these anti-dilution rights. As of the date of this filing, all anti-dilution rights had expired.

During the nine months ended June 30, 2013 the Company issued 372,339 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 4). The purchase price was allocated to the notes and stock based on the relative fair value of each with $152,062 allocated to the shares and $76,838 allocated to the promissory notes.

During the nine months ended June 30, 2013 the Company issued 50,000 shares of its common stock valued at $56,038 for services.

6. INCOME TAXES

The Company has not recorded any federal income tax expense or benefit for the three and nine months ended June 30, 2013 and 2012, mainly due to available net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.

7. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of June 30, 2013 or 2012.

The following reconciles the components of the loss per share computation for the three months ended June 30, 2013 and 2012:

	2013	2012
Basic and diluted loss per share computation
Numerator:
Net loss	$(906,479)	$(940,814)

Denominator:
Weighted average common shares outstanding	9,467,282	7,521,511

Basic and diluted loss per share:	$(0.10)	$(0.13)

The following reconciles the components of the loss per share computation for the nine months ended June 30, 2013 and 2012:

	2013	2012
Basic and diluted loss per share computation
Numerator:
Net loss	$(2,936,659)	$(2,990,008)

Denominator:
Weighted average common shares outstanding	9,270,849	7,191,844

Basic and diluted loss per share:	$(0.32)	$(0.42)

8. GIGA MATRIX HOLDING

Giga Matrix Holding, BV (“Giga”), provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga, including amounts due from Giga, under the equity method. Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $27,085 and $25,467 in losses on its equity investment during the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $550,514.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity, the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the nine months ended June 30, 2013 and 2012 are as follows:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss	$(55,277)	$(51,973)

9. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company had a working capital deficit of $11,904,774 and a net loss of $2,936,659 for the nine months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of debt and for working capital.

10. SUBSEQUENT EVENTS

On July 1, 2013 the Company repurchased 175,000 shares of its common stock for $45,437.

On July 31, 2013 the Company entered into an agreement with the Trustee of 2,293,067 shares, representing 24.14% of the Company’s issued and outstanding shares, in the name of Hombergh Holdings BV and Quick Holdings BV, such that these shares are to be repurchased by the Company for a total of €500,000 payable as described below.

In exchange, the Trustee has agreed to irrevocably forgo his right to claim the return of €7,608,938 in loans made to the Company by Hombergh Holdings BV and Quick Holdings BV and the associated interest accrued up to the date of the agreement on receipt of a €200,000 installment which was paid with the signing of the agreement. The second installment of €200.000 will be paid to the Trustee on or before September 30th, 2013 and the third installment of €100,000 will be made effective on or before November 30th, 2013. The trustee will return the share certificates to the Company in the following proportions; 2/5ths after receiving the first installment, 2/5ths after receiving the second installment and 1/5th after reception of the third installment.

Subsequent to June 30, 2013 the Company has sold 595,744 shares of its common stock and $183,120 of promissory notes as packages for $366,240 (€280,000). The purchase price will be allocated to the shares and promissory notes based on their relative fair value as of the date of purchase.

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

During the nine month period ended on June 30, 2013, directors of the Company concluded that it is in the best interest of the Company to create an Advisory Board with senior industry members. At the next Board meeting of the Company, this proposal should be approved and the Advisory Board formally established. After members of the Advisory Board are selected, the Company will file an 8K disclosing the members of the Advisory Board.

BALANCE SHEET COMPARISON AT JUNE 30, 2013 AND SEPTEMBER 30, 2012

Assets: Total assets at June 30, 2013 decreased $927,854 or 14.4% to $5,493,844 compared to $6,421,698 at September 30, 2012.  This decrease is due primarily to the sale by Mediawizz of vending units to a specific customer to be placed in airports and train stations for the sale of travel products during the quarter ended June 30, 2013 which were on hand at fiscal year end as well as a decrease in prepaid legal expense used during the quarter for work on patents and the use of prepaid expenses in subsidiaries. Patents and trade names decreased by$235,179 due to amortization of those assets.

Liabilities: Current liabilities at June 30, 2013 increased $694,435 or 6.0% to $12,185,389 compared to $11,490,954 at September 30, 2012. This increase is due primarily to an increase in accounts payable and accrued liabilities associated to related parties as well as an increase in other accrued liabilities offset by a decrease in deferred revenue. Specifically, the increase of $58,042 in accounts payable related parties is due to the additional accrual of compensation for officers and management; the increase in accrued liabilities other of $39,436 is due to the increase in HEM of accrued payroll taxes, accrued employee leave and accrued rent; and the increase of accrued liabilities related parties of $502,365 is related to both the accrued interest of a related party note and additional unpaid management fees. The decrease of $103,596 in accounts payable trade is due to payments made using funds raised from sales of stock and sales of vending machines by Mediawizz.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

We had net loss of $906,479 for the three months ended June 30, 2013 as compared to net loss of $940,814 during the comparable period in 2012, a decrease of 3.6% or $34,335. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended June 30, 2013 were $30,670 as compared to revenues for the same period in 2012 of $7,328; an increase of $23,342 or 318.5%.

Current revenues were derived from sales of a vending solution for airports and railway stations. The breakdown of revenues for the three months ended June 30, 2013 consists of revenues of $21,186 from the sale of vending machines, $3,349 from the sale of Samsonite products sold in the vending machines, $4,634 from Clarity sales and $1,501 from miscellaneous. The breakdown of revenues for the three months ended June 30, 2012 consists of revenues of $5,807 from kiosk sales and $1,521from narrowcasting, calling credits and miscellaneous.

COST OF SALES

Cost of sales for the three month period ended June 30, 2013 was $57,225 as compared to $59,478 for the same period of 2012; a decrease of 3.8% or $2,253. During three month period ended June 30, 2013, the breakdown of costs of sales consists of telecommunications costs of $12,583, vending machine related costs of $30,834, costs of kiosks of $1,579, kiosk support costs of $449, inventory write-downs of $10,921 and other miscellaneous costs of $859. The breakdown of 2012 costs consisted of telecommunication costs of $15,784, kiosk support costs of $9,563, calling credit costs of $1,144, costs of kiosks of $22,036 and inventory write down of $10,961.

During three month periods ended June 30, 2013 and 2012, the cost of sales included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $17,673 or 3.7% to $457,266 during the three months ended June 30, 2013 as compared to $474,939 for the comparable period in 2012.  This decrease in selling, general and administrative expenses is primarily due to a decrease in the cost of outside professional services.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

We had net loss of $2,936,659 for the nine months ended June 30, 2013 as compared to net loss of $2,990,008 during the comparable period in 2012, a decrease of 1.8% or $53,349. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the nine months ended June 30, 2013 were $315,177 as compared to revenues for the same period in 2012 of $119,194; an increase of $195,983 or 164.4%.

Current revenues were derived from sales of a vending solution for airports and railway stations. The breakdown of revenues for the nine months ended June 30, 2013 consists of revenues of $296,625 from the sale of vending machines and related products, $1,334 from age verification, $4,607 from narrowcasting, and $12,611 from miscellaneous. The breakdown of revenues for the nine months ended June 30, 2012 consists of revenues of $24,995 from installation and service, $525 from age verification, $3,827 from narrowcasting, $11,869 from calling credits, $74,128 from kiosk sales, $646 from photo print services and $3,204 from miscellaneous.

COST OF SALES

Cost of sales for the nine month period ended June 30, 2013 were $305,570 as compared to $184,592 for the same period of 2012; an increase of 65.5% or $120,978. During the nine month period ended June 30, 2013, the breakdown of costs of sales consists of telecommunications costs of $39,790, vending machine costs of $216,964, kiosk support costs of $7,159, photo print costs of $226, cost of kiosks of $1,579, inventory write-downs of $32,840 and other miscellaneous costs of $7,012. The breakdown of 2012 costs consisted of telecommunication costs of $42,131, kiosk support costs of $40,017, calling credit costs of $11,791, photo print costs of $830, costs of kiosks of $56,130, and inventory write downs of $33,693.

During the nine month period ended June 30, 2013, the cost of sales also included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $3,721 to $1,683,011 during the nine months ended June 30, 2013 as compared to $1,686,732 for the comparable period in 2012.  There were no significant changes in selling, general and administrative expenses period to period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013 and September 30, 2012, Teleconnect Inc. had negative working capital of approximately $11,904,774 and $11,132,125, respectively.  This decrease of working capital is primarily a result of the change in the Euro/US Dollar exchange rate during the quarter.

The ability of the Company to satisfy its obligations and to continue as a going concern will depend on raising funds through the sale of additional shares of its common stock, additional borrowings, and upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended June 30, 2013 the Company sold 969,030 shares of its common stock for $1,160,540 to qualified investors.

The purchase agreement for 150,000 of the shares carries anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase. 4,800 shares of the Company’s common stock have been issued under these anti-dilution rights. As of the date of this filing, all anti-dilution rights had expired.

During the nine months ended June 30, 2013 the Company issued 372,339 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors. The purchase price was allocated to the notes and stock based on the relative fair value of each with $152,062 allocated to the shares and $76,838 allocated to the promissory notes.

During the nine months ended June 30, 2013 the Company issued 50,000 shares of its common stock valued at $56,038 for services.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the nine months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During the nine month period ended June 30, 2013, the Company continued its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2013 the Company sold 969,030 shares of its common stock for $1,160,540 to qualified investors.

The purchase agreement for 150,000 of the shares carries anti-dilution rights for 180 days and the right to purchase up to 150,000 additional shares for the same price for 180 days from the date of purchase. 4,800 shares of the Company’s common stock have been issued under these anti-dilution rights. As of the date of this filing, all anti-dilution rights had expired.

During the nine months ended June 30, 2013 the Company issued 372,339 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors. The purchase price was allocated to the notes and stock based on the relative fair value of each with $152,062 allocated to the shares and $76,838 allocated to the promissory notes.

During the nine months ended June 30, 2013 the Company issued 50,000 shares of its common stock valued at $56,038 for services.

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

TELECONNECT INC.

Teleconnect Inc.

Date: August 14, 2013	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: August 14, 2013	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt