Form 10-K
period 2013-09-30
Teleconnect Inc.
filed 2013-12-30
CIK 1101688

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Table of Contents

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter ended June 30, 2013: aggregate market value of $1,934,443 with 9,672,215 shares outstanding at $0.20.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: December 19, 2013: 9,016,183 shares of common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: None.

Table of Contents	1

Table of Contents	2

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

With its ownership in HEM, the Company’s main activities are the manufacturing, sales and lease of age validation equipment and the performance of age validation checks. The Company also sells and maintains vending solutions (through Mediawizz). The Company is also involved in the broadcasting of in-store commercial messages using the age validation equipment between age checks (through HEM), and plans to develop market survey activities in the future (Giga Matrix).

Products and service offering

Unlike the traditional ‘in store’ method of age validation, the Company’s system (‘Ageviewers’) is designed to remotely check ages. Using a special terminal manufactured by the Company, supermarkets and liquor stores establish a brief video connection between the checkout terminal and the external age-verification center of the Company through a secure internet connection.  At this center, specially trained personnel perform the actual age verification based on the incoming images of customers buying age restricted products. The system also provides for the exact age to be determined based on photo identification in such cases where the buyer is not unmistakably of age. Age-restricted products cannot be purchased until the customer’s age is validated by the Company’s verification personnel.

If a terminal is not in use (before or after age verification), the system can display specific advertising material. Terminals are also suitable for brief market surveys. In addition, the Company sells remotely managed vending solutions for the sales of travelling accessories and other similar products at train stations and airports.

The operators of the external age-verification center are not in direct contact with the person being assessed. The chances of human error and integrity problems (due to intimidation, familiarity or disinterest, for example) are thus minimal. Equally important, because images of customers are randomly distributed among operators, minors cannot predict in which stores non-compliance, if any, will occur. With this central and systematic approach to age validation, Ageviewers solves the two key problems of the traditional method of age validation and herewith completely aligns with what is legally expected from distributers of alcohol and other age restricted products.

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

Table of Contents	3

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

Management and personnel

At September 30, 2013, the Teleconnect Board of Directors consisted of three officers Dirk Benschop, (President and CEO); Gustavo Gomez, (Chief Compliance Officer) and Les Pettitt, (Chief Financial Officer) and two non-executive directors (Mr. Jan Hovers, Supervisory Director and Mr. Ralph Kröner). On December 14th, 2012, Mr. Ralph Kröner was named to the Board of Directors.

The Dutch wholly owned subsidiaries HEM and Mediawizz, along with Giga Matrix, in which we hold an equity interest, are managed by a team of four managers, with a staff of two part-time administrative assistants. In addition, four external specialists support our automation processes on a contract basis. The age validation center currently employs 13 operators, six of whom have temporary contracts.  There are 28 people involved in the operation as of September 30, 2013, none of whom are represented by a labor union with respect to his or her employment by the Company. All personnel, except for management, work on a part–time basis.

The Company currently operates 96 hours per week (coinciding with the opening times of the retail trade) and all operators work in short shifts. In addition, the daily and weekly peaks and valleys in sales are extremely predictable, which makes it very simple to plan the number of required operators at a given moment of the day or week.

Stage of development of business

Ageviewers was originally designed to remotely prevent the sales of tobacco to minors from vending machines. After completing the technical development in 2008, a plan was executed to evidence the effectiveness of the system, comprising the installation of Ageviewers in 20 retail stores in The Netherlands. After Dutch researchers established that the system makes is virtually impossible for minors to buy tobacco (Van Hoof, J. J., Gosselt, J. F., & De Jong, M. D. T. . Shop floor compliance with age restrictions for tobacco sales: Remote versus in-store age verification. 2010, Journal of Adolescent Health, 46, 197-199), Ageviewers was specifically prepared to also prevent the sales of alcohol to minors at regular checkouts of liquor stores and supermarkets. Subsequently, the Company invested in a one year pilot comprising the installation of the system in 100 liquor and convenience stores in Holland, with the target set to perform no less than one million age validations via the system in order to evidence its acceptance by the general public.

After executing this millionth age check in December 2011, both effectiveness and acceptance had been evidenced and all earlier set development stage targets had been met. The Company thereafter launched its current marketing plan, which aimed at a broad implementation of the system in Dutch supermarkets to coincide with changes in the Alcohol and Catering Act in the Netherlands as per the 1st of January 2013. After this date, Dutch law enforcement authorities could temporarily close the alcohol section of supermarkets when they are repeatedly caught selling alcohol to minors. During 2013, this change raised public awareness for Ageviewers. As of the 1st of Januari 2014 the legal age for both alcohol and tobacco in the Netherlands will be raised to 18 years. When sufficient progress is made in the execution of its current marketing plan, for which the next goal is to reach an expansion rate of over 16 new installations per month, the Company believes it will be able to start the next phase of its business plan: the implementation of Ageviewers in the United States and EU countries. Depending on the pace with which we develop our home market, we anticipate that we will be in a position to start exploring these markets in the course of 2014.

As we expect independent, smaller retail organizations to take the lead in the use of Ageviewers, it is unlikely that a significant percentage of the Company’s revenue will be derived from just one or a few customers during fiscal year 2014. The Company expects, however, that larger supermarket chains will gradually leave the concept of traditional age validation and chose the Ageviewers solution. In such cases, the Company intends to take the necessary precautions to prevent credit risks.

The Company spent approximately $13,410 on research and development in the fiscal year ended September 30, 2013. In addition HEM expended significant resources on research and development prior to its acquisition by the Company.

Discontinued operation

Even though the Company has discontinued its majority share in telecommunications in Spain, it has maintained a 10% stake in Teleconnect SA. During the fiscal year 2013, Teleconnect SA continued to provide prepaid voice telephone services to its customers.

Table of Contents	4

Item 1A Risk Factors

Lack of profitability

We may not achieve or sustain profitability in the future. We have incurred substantial net losses and negative cash flow from operations since our inception. As of September 30, 2013, we had an accumulated deficit of $40,637,258 and had a stockholders' equity of $2,900,492. As shown in the accompanying consolidated financial statements, the Company had net losses of $3,479,332 in 2013 and $3,875,438 in 2012. As of September 30, 2013, the Company had a working capital deficit of $2,087,316 as compared to its working capital deficit as of September 30, 2012 of $11,132,125; a decrease of 81.2%.

Going concern

The Company has received a going concern opinion from its auditor.  It has not generated significant revenues from operations and there is no assurance that significant revenues will be generated in the future. The Company may not be able to continue as a going concern.

Need for additional funds

The Company disposed of its telecom activities in fiscal year 2010 and restructured its debt during fiscal years 2011, 2012 and again in 2013. With the disposition of the business line, the Company changed its main business. This change requires the Company to secure sufficient funding to front the implementation and acceptance period in the market of the new services. Looking forward, when entering new markets with new innovative service offerings, such as the Ageviewers solution, we may not succeed in attracting sufficient funds to successfully accomplish the transition that is necessary to create a viable situation.

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

Table of Contents	5

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

We may in the future experience interruptions in service as a result of fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our offices and equipment, similar measures taken by others have been insufficient or circumvented in the past. There can be no assurance that our measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of our computer systems. Furthermore, addressing security problems may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

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

Variable Revenues and Operating Results

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

Table of Contents	6

*	political climate at any point in time;
*	the size and timing of significant equipment and software purchases;
*	the timing of new service offerings;
*	changes in our pricing policies;
*	the timing and completion of the expansion of our service offering;
*	the length of our contract cycles; and
*	our success in expanding our sales force and expanding our distribution channels.

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

Future Sales of Our Common Stock May Depress Our Stock Price

The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market in the future. In addition, it is more difficult for us to raise funds through future offerings of Common Stock. There were 8,884,380 shares of our Common Stock outstanding as “restricted securities” as defined in Rule 144 as of September 30, 2013, which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Table of Contents	7

Voting Control

The largest single shareholder of the Company as of September 30, 2013, CCR Beheer BV owned approximately 27.8% of the Company’s outstanding Common Stock. During 2013, this stockholder has financially made possible the execution of the marketing plan as described earlier. As of September 30, 2013, Mr. Leo Geeris, Quick Holdings BV and Hombergh Holdings BV remained significant shareholders of the Company with 17.4%, 9.3% and 7.6% of the common stock of the Company, respectively. Subsequent to September 30, 2013, with the issuance of stock in relation to the closing of several independent private placements coinciding with the retirement of stock from Quick Holdings BV and Hombergh Holdings BV, the percentage ownership of Mr. Geeris increased slightly to 17.5% while that of Quick Holdings BV decreased to 5,5% and that of Hombergh Holdings BV decreased to 1.5%.

Item 1B    Unresolved Staff Comments

None

Item 2.      Properties

The Company’s principal executive offices were located during fiscal 2013 at Oude Vest 4, 4811 HT, Breda, The Netherlands.

These facilities are leased at commercial rates under standard commercial leases in the geographic area. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3.      Legal Proceedings

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During fiscal 2013, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new events in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

Item 4.      (Removed and Reserved)

Table of Contents	8

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

There is no established public trading market for the Common Stock of the Company; however, the Common Stock is currently traded on the OTC Bulletin Board under the symbol TLCO.QB.  As of December 10, 2013, there were approximately 117 holders of Common Stock of the Company. The Company has not paid any dividends on its shares during the two most recent fiscal years.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by OTC Bulletin Board for the periods indicated.

	High Closing Bid Price	Low Closing Bid Price
Fiscal Year Ended September 30, 2012
1 st Quarter	$0.35	$0.35
2 nd Quarter	$0.35	$0.20
3 rd Quarter	$0.31	$0.20
4 th Quarter	$0.31	$0.20

Fiscal Year Ended September 30, 2013
1 st Quarter	$0.20	$0.20
2 nd Quarter	$0.20	$0.20
3 rd Quarter	$0.20	$0.20
4 th Quarter	$0.20	$0.10

Stock Option, SAR and Stock Bonus Consultant Plan

On October 8, 2010, the shareholders approved the 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) authorizing 500,000 shares of Common Stock to be reserved for issuance under the Plan. The Plan allows us to issue awards as determined by the stock committee of the Company’s board of directors of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to our consultants which may be subject to restrictions. This plan expired on December 31, 2012 with 18,864 shares unissued.

Sale of Unregistered Securities

During the fiscal year ended September 30, 2013, the Company sold 2,843,709 shares of its common stock for $1,943,297 to qualified investors, of which 1,724,627 shares ($746,695) are subscribed but unissued. The unissued shares were issued subsequent to year-end.

All shares were sold to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended.  There were no underwriters involved and no underwriting discounts or commissions were paid.

Table of Contents	9

Item 6. Selected Financial Data

The following table sets forth certain operating information regarding the Company.

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Revenues	$355,680	$143,910
Cost of sales	$372,093	$199,089
Selling, general and administrative	$1,866,089	$2,208,092
Depreciation	$1,237,535	$1,229,934
Loss on investment	$(35,600)	$(33,164)
Interest expense – related parties	$(322,938)	$(370,536)
(Expense) benefit from income taxes	$—	$(330)
Net loss	$(3,479,332)	$(3,875,768)
Comprehensive loss	$(3,581,274)	$(3,755,439)
Net loss per share	$(0.36)	$(0.52)

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

Table of Contents	10

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition - The Company recognizes revenue from narrowcasting and age validation services when services have been rendered and realization is assured. Revenue from the sale of multimedia hardware components from our Mediawizz subsidiary are recognized in the period in which title has passed and services have been rendered.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase as the Company expands its points of sale in Europe as well as when it prepares itself to enter the U.S. market.

Year Ended September 30, 2013, compared to year ended September 30, 2012

Assets - Total assets as of September 30, 2013 decreased by 16.1% or $1,033,465 to $5,388,233 from $6,421,698 at September 30, 2012. This decrease is due primarily to depreciation and amortization during the year of $1,237,535. Other notable changes in assets were a $146,821 decrease in inventory during the year related to the installation of equipment for a new vending customer offset by an increase in other receivables – related parties of $155,929 relating to payment of legal fees for application for patents held by Scipioo Holdings. The Company expects to purchase the patents or be repaid during the next fiscal year.

Table of Contents	11

Liabilities  - Total liabilities as of September 30, 2013 decreased by $9,003,213 or 78.0% to $2,487,741 compared to $11,490,954 as of September 30, 2012. This result is due primarily to the decrease of $9,415,221 or 98.8% in related party loans as a consequence of the repurchase agreement of stock from a liquidator which includes the contribution of debt to capital.

Revenues - Revenues from continuing operations for the year ended September 30, 2013 amounted to $355,680 compared to $143,910 in the prior year; an increase of 147.2% or $211,770.

Current revenues were primarily derived from the sales of our vending solution, and to a lesser extent from the sales of calling credit through kiosks that Mediawizz custom built and installed in supermarkets for a Netherlands customer. Even though the Company decided to terminate calling credit business during the 2010 fiscal year, one contract continued to produce some revenue into the fiscal year ended September 30, 2013. Over the past year, the Company has focused on concluding the demonstration of the acceptance of the use of age validation by the general public.  The Company considers this an important investment in the future marketability of its age validation solution. As such, the Company did not anticipate generating significant revenue from this activity. In accordance with its business plan and after successfully demonstrating the effectiveness and acceptance of its age validation solution, the Company is now leading its marketing efforts towards a broad implementation of ageviewers in the home market. To date, 50 of the stores using Ageviewers, are equipped with narrowcasting equipment leading initial income from this activity. In addition, the sale of a vending solution for airports and railway stations contributed to the sales revenue this fiscal year.

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

Client Contracts - Our contracts with customers include an agreed-upon price schedule that details both fixed and variable prices for contracted services. Our sales representatives can add additional services to existing contracts, enabling clients to increase the number of locations, for instance. Recent contracts for the age-verification service have been for a 36-month period. Most contracts entered into in 2012 and 2013 provide the Ageviewer services in return for the rights to advertising revenue from the store.

Cost of Sales - Cost of sales for the year ended September 30, 2013 amounted to $372,093 as compared to $199,089 for the year ended September 30, 2012; an increase of $173,004 due to the costs of the sale of vending equipment associated to the increase in sales. Cost of sales increased by 86.9% while revenues increased by 147.2%, mainly due to the majority of the cost of our plan to evidence the effectiveness and acceptance of Ageviewers by the general public phasing out during FY 2012, and the sales of our vending solution ramping up. The cost of sales in 2013 included a charge for slow moving inventory of $47,322 compared to a charge of $44,343 in 2012.

The cost of sales are primarily derived from the cost of machines as well as from maintaining the contracts previously mentioned.  The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions. Accordingly, we reflected a gross loss during fiscal 2013 of $16,413 compared to gross loss in 2012 of $55,179 .

Selling, General and Administrative - Selling, general and administrative expenses during 2013 were $1,866,089, a decrease of $342,003 or 15.5% from the prior year’s operating expenses of $2,208,092. This decrease in selling, general and administrative expenses is primarily due to the reduction in the cost of existing and ongoing professional services as well as management fees.

Interest Expense  -  Interest expense for the year ended September 30, 2013 was $322,938 compared to $370,536 for the prior year; a decrease of $47,598 or 12.8%. This decrease was due primarily to a decrease in related party interest bearing loans during 2013.

Liquidity

On July 31, 2013 the Company entered into an agreement with the Trustee of 2,293,067 shares, representing 24.14% of the Company’s issued and outstanding shares, in the name of Hombergh Holdings BV and Quick Holdings BV, such that these shares are to be repurchased by the Company for a total of €500,000 payable as described below.

Table of Contents	12

In exchange, the Trustee agreed to irrevocably forgo his right to claim the return of 9,415,232 in loans made to the Company by Hombergh Holdings BV and Quick Holdings BV and the associated interest accrued up to the date of the agreement of $675,072 on receipt of a €200,000 installment which was paid with the signing of the agreement. The second installment of €200,000 was paid to the Trustee on September 30th, 2013 and the third installment of €100,000 was paid subsequent to year end. The trustee returned 1,667,733 share certificates to the Company and they were retired during the year ended September 30, 2013. The Company recorded the transaction as a contribution to capital by the Trustee.

During the year ended September 30, 2013 the Company sold promissory notes with a face value of $594,963 (€440,550) and 1,874,679 shares of its common stock together as a package to qualified Dutch investors for $1,189,926 (€881,100). The purchase price was allocated to the notes and stock based on the relative fair value of each with $779,583 allocated to the shares and $410,343 allocated to the promissory notes, therefore a discount on the notes of $184,620 was record and is being amortized over 1 year. Loan discount amortization of $28,705 is included in interest expense for the year ended September, 30, 2013. The promissory notes bear 6% interest and are due when the Company has positive cash flow from operations.

Discussion of the statement of cash flows:

Net cash used in operating activities

In 2013, the Company used $1,754,374 in operating activities, a 2.2% increase, as compared to $1,717,003 in 2012. During FY2013 the Company reduced general and administrative expenses, deferred paying related party accruals and reduced inventory to decrease the cash used in operating activities.

Net cash used in investing activities

The Company used $25,726 in its investing activities in 2013 for the purchase of patents and advances to Giga, offset by the disposal of equipment. In 2012 the majority of the cash used in investing activities was used to purchase fixed assets to be used in our HEM subsidiary.

Net cash provided by financing activities

The Company generated cash from financing activities of $1,843,967 in 2013 primarily from proceeds received from stock sales totaling $1,940,124, (net of syndication fees of $3,174), and through loans from related parties of $461,662 offset by the repurchase and cancellation of stock for $578,077. During 2012, the Company generated cash from financing activities of $1,850,108 in 2012 primarily through loans from related parties of $336,180 as well as from private placement totaling $1,294,118 to non-U.S. resident professional investors. As a result of the progress being made in the development of the business in The Netherlands, the Company was able to raise funds from stock sales and retire certain related party debt. As such, this change demonstrates less dependency on related parties for financing and a greater interest from third party investors.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets.  The revised guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Table of Contents	13

In March 2013, FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (“ASU 2013-05”).  This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings.  ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

During the year ended September 30, 2013, related parties advanced the Company $285,778 to cover short-term normal operating costs. The advances bear interest at the rate of 6%.

During the year ended September 30, 2013, the Company sold 2,843,709 shares of its common stock for $1,943,297 to qualified investors. Of these shares, 1,724,627 were issued subsequent to year end and the remaining issued before year-end.

Table of Contents	14

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teleconnect Inc.

We have audited the accompanying consolidated balance sheets of Teleconnect Inc. and its subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended September 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleconnect Inc. and its subsidiaries as of September 30, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Coulter & Justus, P.C.

December 27, 2013

Knoxville, Tennessee

Table of Contents	15

TELECONNECT, INC.

CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$83,886	$38,067
Accounts receivable – trade	36,373	29,187
Other receivables – related party	155,929	—
Inventory, work in process (net of reserve for slow moving inventory
of $186,851 and $132,258 at September 30, 2013 and 2012,respectively)	65,460	212,281
Prepaid taxes	25,528	28,931
Prepaid expenses	33,249	50,363

Total current assets	400,425	358,829

PROPERTY AND EQUIPMENT, NET	1,587,033	2,419,386

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	567,345	565,044
Investment in Giga Matrix Holdings B.V.	—	—
Goodwill	419,900	402,022
Patents and tradenames, net	2,413,530	2,676,417
Long-term notes receivable (net of allowance for bad debts
of $568,420 and $544,219 at September 30, 2013 and 2012, respectively)	—	—
	$5,388,233	$6,421,698

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable – trade	$239,644	$328,904
Accounts payable – related party	305,781	305,154
Accrued liabilities:
Related parties	474,819	669,731
Other	67,158	100,044
Deferred Revenue	4,401	56,745
Notes payable	546,953	504,270
Loans from related parties (net of loan discount of $168,685 and $0 at September 30, 2013 and 2012, respectively).	848,985	9,526,106

Total current liabilities	2,487,741	11,490,954

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock; par value of $0.001, 500,000,000 shares authorized, 8,148,631 and 8,167,415 shares outstanding at September 30, 2013 and 2012, respectively, 1,724,627 and 500,067 shares subscribed and unissued ($746,695) and ($230,886) at September 30, 2013 and 2012, respectively	9,873	8,667
Additional paid-in capital	46,451,208	34,944,026
Accumulated deficit	(40,637,258)	(37,157,926)
Accumulated other comprehensive loss	(2,923,331)	(2,864,023)

Total stockholders' equity (deficit)	2,900,492	(5,069,256)

	$5,388,233	$6,421,698

The accompanying notes are an integral part of these financial statements.

Table of Contents	16

TELECONNECT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 and 2012

	2013	2012

SALES	$355,680	$143,910

COST OF SALES
Cost of sales	324,771	154,746
Inventory allowance	47,322	44,343

Total cost of sales	372,093	199,089

GROSS LOSS	(16,413)	(55,179)

OPERATING EXPENSES:
Selling, general and administrative expenses	1,866,089	2,208,092
Depreciation and amortization	1,237,535	1,229,934

Total operating expenses	3,103,624	3,438,026

LOSS FROM OPERATIONS	(3,120,037)	(3,493,205)

OTHER INCOME (EXPENSES):
Loss on investment	(35,600)	(33,164)
Other income	(757)	21,467
Interest expense – related parties	(322,938)	(370,536)

LOSS BEFORE INCOME TAXES	(3,479,332)	(3,875,438)

(EXPENSE) BENEFIT FOR INCOME TAXES		(330)

NET INCOME (LOSS)	$(3,479,332)	$(3,875,768)

BASIC AND DILUTED LOSS PER SHARE:	$(0.36)	$(0.52)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	9,555,465	7,434,666

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(3,479,332)	$(3,875,768)
Foreign currency translation adjustment	(89,861)	182,317
Tax effect on currency translation	30,553	(61,988)

COMPREHENSIVE LOSS	$(3,538,640)	$(3,755,439)

The accompanying notes are an integral part of these financial statements.

Table of Contents	17

TELECONNECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Accumulated
	Number	$ 0.001	Additional		Other	Total
	of	par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity (Deficit)
Balance, October 1, 2011	6,599,133	6,599	33,579,766	(33,282,158)	(2,984,352)	(2,680,145)

Common stock issued for services	361,052	361	71,849	—	—	72,210
Sale of common stock	1,207,230	1,207	1,062,025	—	—	1,063,232
Commons stock subscribed but unissued	500,067	500	230,386	—	—	230,886
Foreign currency translation adjustment, net of tax	—	—	—	—	120,329	120,329
Net loss	—	—	—	(3,875,768)	—	(3,875,768)
Balance, September 30, 2012	8,667,482	$8,667	$34,944,026	$(37,157,926)	$(2,864,023)	$(5,069,256)

Common stock issued for services	50,000	50	55,988	—	—	56,038
Sale of common stock	1,119,082	1,119	1,195,483	—	—	1,196,602
Common stock subscribed but unissued	1,724,627	1,725	744,970	—	—	746,695
Repurchase of Common stock	(1,842,733)	(1,843)	(576,234)	—	—	(578,077)
Issuance of stock related to repurchase agreement	150,000	150	(150)	—	—	—
Stock issued due to anti-dilution rights	4,800	5	(5)	—	—	—
Syndication fees	—	—	(3,174)	—	—	(3,174)
Loans contributed as capital	—	—	10,090,304	—	—	10,090,304
Foreign currency translation
adjustment net of tax	—	—	—	—	(59,308)	(59,308)
Net loss	—	—	—	(3,479,332)	—	(3,479,332)
Balance, September 30, 2013	9,873,258	$9,873	$46,451,208	$(40,637,258)	$(2,923,331)	$2,900,492

The accompanying notes are an integral part of these financial statements.

Table of Contents	18

TELECONNECT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,479,332)	$(3,875,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,237,535	1,229,934
Loan discount amortization	28,705	—
Stock-based compensation	56,038	72,210
Inventory allowance	47,323	44,343
Loss on sale and disposal of fixed assets	95,534	—
Loss on equity investments	35,600	33,164
Change in operating assets and liabilities
Accounts receivable – trade	(5,888)	75,729
Accounts receivable – other	(155,929)	54,982
Inventory	108,938	(111,379)
Prepaid expenses	19,354	(18,557)
Prepaid taxes	4,690	55,925
Accounts payable	(116,830)	112,606
Accrued liabilities and income taxes payable	413,040	553,063
Deferred revenue	(43,152)	56,745

Net cash used in operating activities	(1,754,374)	(1,717,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment on loan to Giga Matrix	—	647
Advances to Giga Matrix	(12,773)	(22,562)
Purchase of patents	(35,743)	(3,462)
Purchase of property and equipment	—	(175,496)
Proceeds from disposal of equipment	22,790	—

Net cash provided by (used in) investing activities	(25,726)	(200,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,940,124	1,294,118
Repurchase and cancellation of stock	(578,077)	—
Loan proceeds	20,258	219,810
Loan proceeds from related parties	461,662	336,180

Net cash provided by financing activities	1,843,967	1,850,108

EFFECT OF EXCHANGE RATE	(18,048)	(11,310)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,819	(79,078)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,067	117,145

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,886	$38,067

The accompanying notes are an integral part of these financial statements.

Table of Contents	19

TELECONNECT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Accounts and notes receivable -

Trade accounts receivable and notes receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. When accounts are determined to be uncollectible they are charged off against an allowance for doubtful accounts. Also, accounts determined to be uncollectible are put in nonaccrual status whereby interest is not accrued on those accounts. Credit losses, when realized, have been within the range of the Company’s expectations. As of September 30, 2013, one customer accounted for 68% of accounts receivable.  As of September 30, 2012, one customer accounted for 63% of accounts receivables. One customer accounted for 71% and 39% of sales in the year ended September 30, 2013 and 2012, respectively.

Advertising Costs -

Advertising and sales promotion costs are expensed as incurred. There were $53,384 in advertising and sales promotion costs in 2013 and $69,393 in 2012.

Cash Equivalents -

The Company considers deposits that can be redeemed on demand and highly liquid investments that have original maturities of less than three months, when purchased, to be cash equivalents. Substantially all cash on hand at September 30, 2013 was held in European financial institutions and are insured by the Dutch Central Bank, “De Nederlandsche Bank (DNB)” which, under its Deposit Guarantee Scheme,  guarantees deposits up to € 100,000 held by accountholders of a Dutch bank that becomes unable to meet its obligations.

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

Foreign Currency Adjustments -

Table of Contents	20

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

Property and equipment -

Property and equipment is stated at cost except for assets acquired using purchase accounting, which are recorded at fair value. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expenses as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses included in the results of operation for the respective period. Depreciation is computed on a straight line basis over the useful life which is 3 to 5 years.

Goodwill -

Goodwill on acquisition is initially measured as the excess of the cost of the business acquired, including directly related professional fees, over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities. The Company’s acquisitions of the assets of MediaWizz, in 2007 resulted in recording goodwill of $419,900 (€310,922).

The Company evaluates the carrying value of goodwill at least annually, based on qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired.  If, after assessing the totality of events and circumstances, the Company concludes that it is more likely than not that goodwill is impaired, the Company will compare the fair value of the operating business to its carrying value, including goodwill. The Company typically uses a discounted cash flow model to determine the fair value of an operating business, using assumptions in the model it believes to be consistent with those used by hypothetical market participants. If the carrying amount of the operating businesses goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to the carrying amount of the goodwill, less its implied fair value. Any impairment charge is recognized immediately in the income statement and is not subsequently reversed. For the years ended September 30, 2013 and 2012, the Company did not incur any charges for impairment.

Intangible Assets

The Company identifies intangible assets as identifiable non-monetary assets that cannot be physically measured. The amounts recorded as intangible assets will be amortized over the useful lives or contractual commitments of these assets. Impairment to the values of these assets will be measured on a regular basis and if there is an identifiable impairment, it will be recognized immediately.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Variable Interest Entities -

The Company analyzes any potential variable interest or special-purpose entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has analyzed its investment in Giga (see Note 17) and after analysis we have determined that, while Giga is a VIE as defined by FASB ASC 810-10, we are not the primary beneficiary, and therefore Giga is not required to be consolidated.

Table of Contents	21

Fair value of financial instruments –

The Company applies accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 and 2012 the fair value of cash, accounts receivable, other receivables, accounts payable, notes payable, and accrued expenses approximated carrying value due to the short maturity of these instruments.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, The Financial Accounting Standards Board (FASB) issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets.  The revised guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (“ASU 2013-05”).  This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings.  ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

4. OTHER RECEIVABLES – RELATED PARTY

Other receivables – related party consists of legal fees for a patent application for Scipioo Holdings, a Company controlled by an officer of the Company. The Company will be purchasing the patents from Scipioo Holdings in the next fiscal year or the legal fees will be repaid to the Company.

5.  NOTES RECEIVABLE

In February 2007, the Company loaned $568,420 to a business development firm with a maturity date of February 2009. The note is in default and the Company has pursued legal action for collection. The amount (including unpaid interest) was reserved as uncollectible as of September 30, 2013 and 2012.

6. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of September 30:

	2013	2012
Software	$3,161,629	$3,021,826
Kiosks & terminals	714,142	900,316
Computers	46,793	64,351
Office equipment	18,830	18,065
	3,941,394	4,004,558
Less: Accumulated depreciation	(2,354,361)	(1,585,172)
Net property and equipment	$1,587,033	$2,419,386

Table of Contents	22

Depreciation and amortization of $821,620 and $818,521 were included in the consolidated financial statements for the years ended September 30, 2013 and 2012, respectively.

7. PATENTS AND TRADE NAMES

The components of patents and trade name assets as of September 30, 2013:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2013
Finite-lived intangible assets
Terminal and kiosk hardware designs	5	$661,731	$(391,880)	$269,851
Patents and processes	10	1,981,765	(568,513)	1,413,252
Trade names	10	1,037,677	(307,250)	730,427
Total		$3,681,173	$(1,267,643)	$2,413,530

The components of patents and trade name assets as of September 30, 2012:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2012
Finite-lived intangible assets
Terminal and kiosk hardware designs	5	$633,557	$(248,481)	$385,076
Patents and processes	10	1,853,143	(360,479)	1,492,664
Trade names	10	993,496	(194,819)	798,677
Total		$3,480,196	$(803,779)	$2, 676,417

Total amortization of $415,915 and $424,869 was included in the consolidated financial statements for the year ended September 30, 2013 and 2012. Amortization expense for these intangible assets in each of the next five years is expected to be approximately 2014:$416,000, 2015:$416,000, 2016:$292,000, 2017:$287,000 and 2018:$287,000 annually.

8. LOANS FROM RELATED PARTIES

During the years ended September 30, 2013 and 2012, the Company received $51,319 and $336,180, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translations adjustments. These loans are due on demand and do not accrue interest.

In connection with the Company’s stock repurchase agreement detailed in Note 13 the Trustee agreed to irrevocably forgo his right to claim the return of $9,415,232 in loans made to the Company by Hombergh Holdings BV and Quick Holdings BV and the associated interest accrued up to the date of the agreement of $675,072 on receipt of a €200,000 installment which was paid with the signing of the agreement on July 31, 2013. The Company recorded the transaction as a contribution to capital by the Trustee.

During the year ended September 30, 2013 the Company sold promissory notes with a face value of $594,963 (€440,550) and 1,874,679 shares of its common stock together as a package to qualified investors for $1,189,926 (€881,100). The purchase price was allocated to the notes and stock based on the relative fair value of each with $779,583 allocated to the shares and $410,343 allocated to the promissory notes, therefore a discount on the notes of $184,620 was record and is being amortized over 1 year. Loan discount amortization of $28,705 is included in interest expense for the year ended September, 30, 2013. The promissory notes bear 6% interest and are due when the Company has positive cash flow from operations.

The weighted average interest rate of the loans from related parties for the year ended September 30, 2013 was 4.4%.

9. NOTE PAYABLE

As of September 30, 2013 and 2012 the Company has three short-term bridge loans totaling $546,953 and $504,270, respectively, from potential investors. The notes bear interest between 0% and 8% per year and are due on demand.

Table of Contents	23

10. LEASES

The Company leases its office, warehouse space and vehicles under leases expiring 2014 through 2016.  The future minimum lease payments required under the lease in the next three years are $58,014, $32,973, and $8,243.  Total rent expense for the years ended September 30, 2013 and 2012 were $79,994 and $77,375, respectively.

11. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the amounts recorded in the consolidated financial statements.

12. PREFERRED STOCK

The Company has 5,000,000 shares of authorized and unissued Preferred Stock with par value of $0.001, which is noncumulative and nonparticipating. No shares of preferred stock were issued and outstanding as of September 30, 2013 or 2012.

13. EQUITY TRANSACTIONS

During the year ended September 30, 2013 the Company sold 969,030 shares of its common stock for $1,163,714 to qualified investors of which 194,030 shares ($169,187) are subscribed but unissued.

During the year ended September 30, 2013 the Company issued 50,000 shares of its common stock valued at $56,038 for services.

During the year ended September 30, 2013 the Company issued 1,874,679 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 8). The purchase price was allocated to the notes and stock based on the relative fair value of each with $779,583 allocated to the shares and $410,343 allocated to the promissory notes.

On July 1, 2013 the Company repurchased 175,000 shares of its common stock for $42,476.

On July 31, 2013 the Company entered into an agreement with the Trustee of 2,293,067 shares, representing 24.14% of the Company’s issued and outstanding shares, in the name of Hombergh Holdings BV and Quick Holdings BV, such that these shares are to be repurchased by the Company for a total of €500,000 payable as described below.

In exchange, the Trustee has agreed to irrevocably forgo his right to claim the return of €7,608,938 in loans made to the Company by Hombergh Holdings BV and Quick Holdings BV and the associated interest accrued up to the date of the agreement on receipt of a €200,000 installment which was paid with the signing of the agreement. The second installment of €200,000 was paid to the Trustee on September 30th, 2013 and the third installment of €100,000 subsequent to year end. The trustee has returned 1,667,733 share certificates to the Company and these were retired during the year ended September 30, 2013.

During the year ended September 30, 2012 the Company sold 1,707,297 shares of its common stock for $1,294,118 to qualified investors of which 500,067 shares ($230,886) are subscribed but unissued. The subscribed shares were issued subsequent to September 30, 2012.

See note 14 for details of common stock issued under the 2010 Stock Option, SAR and Stock Bonus Plan during the year ended September 30, 2012.

14. 2010 STOCK OPTION, SAR AND STOCK BONUS PLAN

On October 8, 2010, the shareholders approved the 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) authorizing 500,000 shares of Common Stock to be reserved for issuance under the Plan. The Plan allows us to issue awards as determined by the stock committee of the Company’s board of directors of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to our consultants which may be subject to restrictions. The Plan expired December 31, 2012.

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

On November 12, 2012, the Company issued 7,500 shares of its common stock with a grant date fair value of $1,500 ($0.20 per share) based on quoted bid prices of our common stock for compensation for services from the Plan.

Table of Contents	24

15. INCOME TAXES

The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows as of September 30:

	2013	2012
Bad debt allowances	$221,329	$221,329
Litigation reserve and other reserves	(6,623)	(4,967)
Equity method investment loss	(79,477)	(91,957)
Capital loss carry-forwards	4,686,165	4,686,164
Operating loss carryovers	8,404,603	7,665,365
Valuation allowance	(13,225,997)	(12,475,934)
Net deferred tax assets	$—	$—

A reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision is as follows for the years ended September 30:

	2013	2012
Income tax (benefit) provision at U.S Federal statutory rate	$(1,326,491)	$(1,458,451)
Foreign losses taxed at rates other than 37.63%	508,019	564,325
Permanent differences	13,396	12,480
Increase (decrease) in penalties and interest on delinquent tax returns	—	330
Increase (decrease) in valuation allowance, net of foreign currency adjustments	805,076	881,646
Tax provision (benefit)	$—	$330

The following table summarizes the amount and expiration dates of our operating loss carryovers as of September 30, 2013:

	Expiration Dates	Amounts
U.S. federal and state net operating loss carryovers	2022-2033	$15,362,325
Non-U.S. net operating loss carryovers	2017-2022	13,118,789
Total		$28,481,114

Also as of September 30, 2013, the Company has capital loss carryovers available to offset future US Federal and state income taxes. These capital loss credit carryovers expire as follows:

Year Generated	Year of Expiration	Amount

2009	2014	$4,113,997
2010	2015	8,339,270
		$12,453,267

As a result of significant pre-tax losses, the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.  Accordingly a full valuation allowance has been established against our deferred tax assets.  During 2013, the Company increased its valuation allowance by $750,062 and $1,498,634 in 2013 and 2012, respectively, to reflect additional losses generated; the effect of adjustments from the income tax returns and currency translation effects.

With respect to the fiscal year 2009 returns, $330 of penalties and interest have been included in the 2012 income tax provision.

Tax returns for the years ended September 30, 2010 through September 30, 2013 are subject to examination by the Internal Revenue Service.

16. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of September 30, 2013 or 2012.

Table of Contents	25

The following reconciles the components of the earnings (loss) per share computation for the years ended September 30:

	2013	2012
Basic and diluted loss per share computation
Numerator:
Net loss	$(3,479,332)	$(3,875,768)

Denominator:
Weighted average common shares outstanding	9,555,465	7,434,666

Basic and diluted loss per share:	$(0.36)	$(0.52)

17. GIGA MATRIX HOLDING

Giga Matrix provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $35,600 and $33,164 in losses on its equity investment during the years ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $567,345.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Assets and liabilities of Giga at September 30, 2013 and 2012 are as follows:

	2013	2012
	(Unaudited)	(Unaudited)
Assets:
Current assets	$80,618	$79,906
Financial assets – non-current	265,627	240,264
Fixed assets	—	—
Intangible assets	40,919	39,177
	$387,164	$359,347

Liabilities:
Current liabilities	$662,110	$549,296
Long-term debt	677,689	648,835
	$1,339,799	$1,198,131

Results of operations of Giga for the years ended September 30, 2013 and 2012 are as follows:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss	$(74,787)	$(67,682)

18. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $3,479,332 for the year ended September 30, 2013 and $3,875,768 in 2012.  In addition, the Company has incurred substantial losses since its inception.

As of September 30, 2013, the Company had a working capital deficit of $2,087,316 as compared to its working capital deficit as of September 30, 2012 of $11,132,125.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon

Table of Contents	26

the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  Management anticipates that additional financing through long-term borrowing and equity placements will be necessary in the future.  There can be no assurance that management's plan will be successful.

19. SUBSEQUENT EVENTS

Subsequent to September 30, 2013 the Company made the final €100,000 payment to the Trustee according to the repurchase agreement, see note 13.

Subsequent to September 30, 2013 the Company has sold 814,894 shares of its common stock and $262,081 of promissory notes as packages for $517,242 (€383,000). The purchase price will be allocated to the shares and promissory notes based on their relative fair value as of the date of purchase.

Subsequent to September 30, 2013, foreign exchange rates have changed; it is not practicable to determine the effect of these changes on these financial statements.

Table of Contents	27

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A).    Controls and Procedures

A.      Evaluation of Disclosure Controls and Procedures .

The Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2013, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-K for September 30, 2013, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  Our management has concluded that during the period covered by this report that our internal control over financial reporting was effective.

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

Item 9B.    Other Information

None

Table of Contents	28

PART III

Item 10.     Directors, Executive Officer and Corporate Governance

At September 30, 2013, the directors and officers of the Company are as follows:

Name	Age	Position

Mr. Dirk L. Benschop	46	Director, Chief Executive Officer, President and Treasurer
Mr. Jan Hovers	70	Director, Supervisory Board
Mr. Les Pettitt	52	Director, Chief Financial Officer
Mr. Gustavo Gomez	50	Director, Chief Compliance Officer
Mr. Ralph Kröner	63	Director

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

Mr. Ralph Kröner was appointed as a member of the Board of Directors of Teleconnect Inc. (the “Company”) on December 14th, 2012. Mr. Ralph Kröner was appointed Of Counsel at Eversheds Faasen (the “Firm”) on September 15th, 2010. After a long service record at Simmons & Simmons and its legal predecessors, Ralph Kröner joined the international law firm of Eversheds in Rotterdam where it is strategically positioned for the future. He is chairman of the Rotterdam Eye Hospital.

Committees of the Board of Directors

The Board of Directors at September 30, 2013, was comprised of Mr. Benschop, Mr. Hovers, Mr. Pettitt, Mr Gomez, and Mr. Kröner.

The Company currently has active the following three committees: audit, compensation, and stock plan. The audit committee is comprised of Mr. Les Pettitt, considered a financial expert based on his curriculum described above in addition to his extensive SEC filing experience with public listed companies. There are two empty positions on the audit committee. The Company is looking to fill these vacancies on the audit committee. The compensation committee is comprised of Mr. Dirk Benschop and Mr. Jan Hovers. The Company’s Stock Plan Committee was established to administer the stock option, SAR and stock bonus plans of the Company and is comprised of Mr. Benschop, Mr. Hovers and Mr. Gomez.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with

Table of Contents	29

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

Code of Ethics

The Company currently is studying various models of existing “Codes of Ethics" to determine which to adapt to the philosophy of the Company. The Company expects to approve and implement a code of ethics before the end of fiscal year 2014.

Item 11.     Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal year ended September 30, 2013:

Name and Principal Position	Fiscal Year	Salary(1)(2)	Bonus	Stock Awards(3)	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred Compensation earnings	All other compensation	Total
Dirk L. Benschop	2013	$97,626	$0	$0	$0	$0	$0	$0	$97,626
Chief Executive Officer, President,	2012	$210,383	$0	$21,908	$0	$0	$0	$0	$232,291
Secretary and Treasurer

Gustavo Gomez	2013	$78,603	$0	$0	$0	$0	$0	$0	$78,603
Chief Compliance Officer	2012	$98,839	$0	$20,000	$0	$0	$0	$0	$118,839

Les Pettitt	2013	$46,108	$0	$0	$0	$0	$0	$0	$46,108
Chief Financial Officer	2012	$46,688	$0	$20,000	$0	$0	$0	$0	$66,688

All executive officers as a group $222,337 in fiscal 2013 as compared to $417,818 in fiscal 2012

(1)	Mr. Benschop received no bonus during fiscal 2013. Mr. Gomez and Mr. Pettitt were appointed to their positions in 2011. Includes accrueed compensation to Mr. Benchop, Mr. Gomez and Mr. Pettitt of $58,167, $10,129 and $7,250, respectively.

(2) (3)

Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

Grant date fair value based on quoted market price of the Company common stock.

The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

2010 Stock Option, SAR and Stock Bonus Plan

Effective on October 8, 2010, the Company adopted and approved its 2010 Stock Option, SAR and Stock Bonus Plan (the “Plan”) which reserved 500,000 shares of Common Stock for issuance. This Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to Officers, Directors or consultants to the Company. 481,136 shares were issued under this 2010 Plan to officers and directors of the Company. This plan expired on December 31, 2012 with 18,864 shares unissued.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Table of Contents	30

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards (1) ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
D. Benschop	$—	$—	$—	$—	$—	$—	$—
J. Hovers	$—	$—	$—	$—	$—	$—	$—
G. Gomez	$—	$—	$—	$—	$—	$—	$—
L. Pettitt	$—	$—	$—	$—	$—	$—	$—
R. Kröner	$—	$—	$—	$—	$—	$—	$—

(1)  During the fiscal year ended September 30, 2013, there were no stock awards issued.

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

Table of Contents	31

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The total number of shares of Common Stock of the Company, as adjusted to record effects of stock splits, beneficially owned by each of the officers and directors, and all of such directors and officers as a group and holders of 5% or more of the Company’s Common Stock as of December 19, 2013 are as follows:

	Shares	Percent of
Names and Addresses of Beneficial Owners	Beneficially Owned (1)	Class (16)
Dirk L. Benschop (2) Address: Laakseweg 24, Etten-Leur 4874 LV, The Netherlands	372,543	4.1%
DLB Finance and Consultancy BV (3) Address: Laakseweg 24, Etten-Leur, 4874 LV, The Netherlands	372,543	4.1%
Kees Lenselink (4) Address: Jan Tooropstraat 13, Oosterhout 4907 PB, The Netherlands	598,511	6.6%
Quack Holding BV (5) Address: Jan Tooropstraat 13, Oosterhout 4907 PB, The Netherlands	598,511	6.6%
Hombergh Holding BV (6) Address: Sophiastraat 22-29, Breda, 4811EM, The Netherlands	133,334	1.5%
Quick Holding BV (7) Address: Sophiastraat 22-29, Breda, 4811EM, The Netherlands	492,000	5.5%
The Trustee of Quick Holding BV and Hombergh Holding BV, Mr. Bart van Logtestijn (8) Address: Sophiastraat 22-29, Breda, 4811EM, The Netherlands	625,334	7.0%
CCR Beheer BV (9) Address: Claudius Prinsenlaan 128, Breda, 4818 CP The Netherlands	2,514,840	27.9%
Leonardus Geeris (10) Address: Oude Vest 4, Breda, 4811 HT, The Netherlands	1,574,136	17.5%
Jan Hovers (11) Address: Oude Vest 4, Breda 4811 HT, The Netherlands	112,584	1.2%
Les Pettitt (12) Address: 4603 N College Ave, Bethany, OK 73008, USA	100,000	1.1%
Gustavo Gomez (13) Address: C/Rio Tambre 8, Boadilla del Monte, 28660 Madrid, Spain	100,000	1.1%
Ralph Kröner (14) Address: Julianalaan 54, 3062 DJ Rotterdam, The Netherlands	52,500	0.6%
Directors, officers as a group, including the above persons (15)	7,933,181	86.5%

(1)	Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.
(2)	The number of shares listed for Dirk L. Benschop are the 372,543 shares owned by DLB Finance and Consultancy BV.
(3)	DLB Finance and Consultancy BV is owned by Dirk L. Benschop, the director, Chief Executive Officer and Treasurer of the Company.
(4)	The number of shares listed for Kees Lenselink are the 598,511 shares owned by Quack Holding BV
(5)	Quack Holding BV is owned by Mr. Kees Lenselink, who is an over 5% shareholder and ex-director
(6)	Hombergh Holdings BV is in receivership, administred by Mr. Bart van Logtestijn, the Trustee
(7)	Quick Holding BV is in receivership, administred by Mr. Bart van Logtestijn, the Trustee
(8)	The number of shares listed for the Trustee, Mr. Bart van Logtestijn, are the 492,000 shares owned by Quick Holding BV and 133,334 shares owned by Hombergh Holding BV.
(9)	CCR Beheer BV is wholly owned by Mr. Henk Schipper and the largest single shareholder of the Company
(10)	Mr. Leonardus Geeris is an ex-director and ex-President of the Company
(11)	Mr. Jan Hover is a director of the Company
(12)	Mr. Les Pettitt is a director and officer of the Company occupying the position of Chief Financial Officer
(13)	Mr. Gustavo Gomez is a director and officer of the Company and occupies the position of Chief Compliance Officer
(14)	Mr. Ralph Kröner is a director of the company as of December 14, 2012. See Subsequent Events section 21
(15)	As of September 30, 2013 Directors and Officers as a group include Mr. Benschop, Mr Pettitt, Mr Gomez, Mr. Hovers and Mr. Kröner.
(16)	As of September 30, 2013, there were 9,046,631 shares of common stock issued and outstanding while at December 10, 2013 there were 9,016,183 shares of common stock outstanding.

Table of Contents	32

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Loans from related parties - During the years ended September 30, 2013 and 2012, the Company obtained $285,778 and $336,180, respectively, in additional short term loans from related parties, consisting principally of shareholders, net of currency translation adjustments.

In connection with the Company’s stock repurchase agreement detailed in Note 13 the Trustee agreed to irrevocably forgo his right to claim the return of $9,415,221 in loans made to the Company by Hombergh Holdings BV and Quick Holdings BV and the associated interest accrued up to the date of the agreement of $675,143 on receipt of a €200,000 installment which was paid with the signing of the agreement on July 31, 2013. The Company recorded the transaction as a contribution to capital by the Trustee.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2013 and 2012 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Coulter & Justus PC for fiscal year ended September 30, 2013	$103,850	$0	$52,743	0
Coulter & Justus PC for fiscal year ended September 30, 2012	$145,865	$0	$41,920	$0	\

(1)	Includes professional services for the audit of the Company’s annual financial statements, reviews of financial statements included in the Company’s Form 10-Q filings, services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably provide, such as assistance with and review of documents filed with the SEC.

(2)	Includes fees associated with tax compliance, tax advice, and domestic and international tax planning.

The Company's Board of Directors has evaluated and approved in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Table of Contents	33

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Financial Statement Schedules

(a) Financial Statements

  (b) Exhibits

1(i) Articles of Incorporation of the Company	The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 registration statement of the Company (File No. 333-93583)

1(ii) Amendment to Articles of Incorporation	An Amendment to the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of the Company dated January 29, 2001.

1(iii) Amendment to Articles of Incorporation	An Amendment to the Articles of Incorporation of the Company filed on February 26, 2003, is incorporated hereby by reference to Exhibit 1 (iii) to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2009.

1(iv) By-Laws of the Company	The By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company (File No. 333-93583)
10. Material Contracts

11. Statement re: computation of per share earnings
Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.

21. A description of the subsidiaries of the Company	A description of the subsidiaries of the Company.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Table of Contents	34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teleconnect Inc.

Date: December 30, 2013	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: December 30, 2013	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Teleconnect Inc.

Date: December 30, 2013	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director

Teleconnect Inc.

Date: December 30, 2013	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director

Teleconnect Inc.

Date: December 30, 2013	By:	/s/ Gustavo Gomez
Gustavo Gomez
Director

Table of Contents	35

INDEX OF EXHIBITS ATTACHED

Exhibit	Description

21	Description of subsidiaries
31.1	Certification of Dirk L. Benschop
31.2	Certification of Les Pettitt
32.1	Certification of Dirk L. Benschop and Les Pettitt

Table of Contents	36