Form 10-Q
period 2013-12-31
Teleconnect Inc.
filed 2014-02-14
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 0-24857

Teleconnect Inc.

(Exact name of registrant issuer as specified in its charter)

Florida	90-0294361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Oude Vest 4

4811 HT Breda

The Netherlands

(Address of principal executive offices)

Registrant’s telephone number, including area code:   011-31- (0)6 30048023

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: February 14, 2013: 9,016,183 shares of common stock, $.001 par value.

 TELECONNECT, INC.

Table of Contents	-1-

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Table of Contents	-2-

 TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,319	$83,886
Accounts receivable – trade	57,092	36,373
Other receivables – related parties	208,334	155,929
Inventory, work in process (net of reserve for slow moving inventory of $202,281 and $186,851 at December 31, 2013 and September 30, 2013, respectively)	55,374	65,460
Prepaid taxes	24,698	25,528
Prepaid expenses	34,700	33,249
Total current assets	411,517	400,425
PROPERTY AND EQUIPMENT, NET	1,410,128	1,587,033
OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	580,791	567,345
Investment in Giga Matrix Holdings, B.V.	—	—
Goodwill	428,793	419,900
Patents and tradenames, net	2,355,346	2,413,530
Long-term notes receivable (net of allowance for bad debts of $580,458 and $568,420 at December 31, 2013 and September 30, 2013, respectively)	—	—
	$5,186,575	$5,388,233
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$327,252	$239,644
Accounts payable – related parties	287,523	305,781
Accrued liabilities:
Related parties	566,947	474,819
Other	50,333	67,158
Deferred revenue	34,389	4,401
Notes payable	558,536	546,953
Loans from related parties (net of loan discount of $202,165 and $168,685 at December 31, 2013 and September 30, 2013, respectively)	1,062,539	848,985
Total current liabilities	2,887,519	2,487,741

STOCKHOLDERS' EQUITY:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock; par value of $0.001, 500,000,000 shares authorized, 8,390,849 and 8,148,631 shares outstanding at December 31, 2013 and September 30, 2013, respectively, 1,671,969 and 1,724,627 shares subscribed and unissued ($731,992) and ($746,695) at December 31, 2013 and September 30, 2013, respectively	10,063	9,873
Additional paid-in capital	46,663,014	46,451,208
Accumulated deficit	(41,512,003)	(40,637,258)
Accumulated other comprehensive loss	(2,862,018)	(2,923,331)
Total stockholders' equity	2,299,056	2,900,492

TOTAL LIABILITIES	$5,186,575	$5,388,233

The accompanying notes are an integral part of these financial statements.

Table of Contents	-3-

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 and 2012

	2013	2012
	(Unaudited)	(Unaudited)

SALES	$30,677	$205,336

COST OF SALES	56,401	163,024

GROSS (LOSS) INCOME	(25,724)	42,312

OPERATING EXPENSES:
Selling, general and administrative expenses	462,878	715,385
Depreciation and amortization	314,729	313,652

Total operating expenses	777,607	1,029,037

LOSS FROM CONTINUING OPERATIONS	(803,331)	(986,725)

OTHER EXPENSES:
Loss on investment	(3,609)	(10,096)
Other loss	(184)	—
Interest expense - related parties	(67,621)	(93,748)

LOSS BEFORE INCOME TAXES	(874,745)	(1,090,569)

(INCOME TAXES) BENEFIT FROM INCOME TAXES	—	—

NET LOSS	$(874,745)	$(1,090,569)

BASIC AND DILUTED LOSS PER SHARE:	$(0.09)	$(0.12)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	9,983,666	9,013,868

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net Loss	$(874,745)	$(1,090,569)
Foreign currency translation adjustment	92,898	(146,741)
Tax effect on currency translation	(31,585)	49,892

COMPREHENSIVE LOSS	$(813,432)	$(1,187,418)

The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

 TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(874,745)	$(1,090,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314,729	313,652
Loan discount amortization	55,293	—
Stock-based compensation	—	1,500
Inventory allowance	8,319	10,884
Loss on equity investments	3,609	10,096
Change in operating assets and liabilities
Accounts receivable - trade	(19,949)	(6,173)
Accounts receivable - other	(49,103)	—
Inventory	3,153	103,676
Prepaid expenses	(747)	27,984
Prepaid taxes	1,371	(3,714)
Accounts payable	57,799	(128,934)
Accrued liabilities and income taxes payable	63,825	201,745
Deferred revenue	30,701	(46,230)

Net cash used in operating activities	(405,745)	(606,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Giga Matrix	(5,040)	(6,007)
Purchase of patents	(302)	—
Purchase of property and equipment	—	(2,054)
Proceeds from disposal of equipment	3,647	—

Net cash used in investing activities	(1,695)	(8,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	349,441	623,568
Repurchase and cancellation of stock	(137,446)	—
Proceeds from sale of notes payable	140,282	—

Net cash provided by financing activities	352,277	623,568

EFFECT OF EXCHANGE RATE	2,596	(1,183)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,567)	8,241

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,886	38,067

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,319	$46,308

The accompanying notes are an integral part of these financial statements.

Table of Contents	-5-

 TELECONNECT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of Teleconnect Inc. and its subsidiaries PhotoWizz BV (“MediaWizz”), Wilroot B. V. (Wilroot) and Hollandsche Exploitatie Maatschappij (“HEM”). All significant inter-company balances and transactions have been eliminated.

The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2013.

Revenue Recognition -

The Company recognizes revenue from the sale of multimedia hardware components in the period in which title has passed and services have been rendered. The Company recognizes revenue from narrowcasting and age validation services when services have been rendered and realization is assured.

2. LOANS FROM RELATED PARTIES

During the three months ended December 31, 2013 the Company sold promissory notes with a face value of $262,081 (€191,500) and 814,894 shares of its common stock together as a package to qualified investors for $524,161 (€383,000). An outstanding loan €28,000 to related party was applied to the purchase of these stock and note packages. The purchase price was allocated to the notes and stock based on the relative fair value of each with $349,441 allocated to the shares and $174,721 allocated to the promissory notes, therefore a discount on the notes of $87,360 was record and is being amortized over 1 year.

Loan discount amortization of $55,293 is included in interest expense for the three months ended December, 31, 2013. The promissory notes bear 6% interest and are due when the Company has positive cash flow from operations.

The weighted average interest rate of the loans from related parties for the three months ended December 31, 2013 was 4.46%.

3. NOTE PAYABLE

As of December 31, 2013 and September 30, 2013 the Company has three short-term bridge loans totaling $558,536 and $546,953, respectively, from potential investors. The notes bear interest between 0% and 8% per year and are due on demand.

4. LITIGATION AND CONTINGENT LIABILITIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the amounts recorded in the condensed consolidated financial statements.

Table of Contents	-6-

5. EQUITY TRANSACTIONS

During the three months ended December 31, 2013 the Company issued 814,894 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 2). The purchase price was allocated to the notes and stock based on the relative fair value of each with $349,440 allocated to the shares and $174,721 allocated to the promissory notes.

On July 31, 2013 the Company entered into an agreement with the Trustee of 2,293,067 shares, representing 24.14% of the Company’s issued and outstanding shares, in the name of Hombergh Holdings BV and Quick Holdings BV, such that these shares were to be repurchased by the Company for a total of €500,000 payable as described below.

In exchange, the Trustee agreed to irrevocably forgo his right to claim the return of €7,608,938 in loans made to the Company by Hombergh Holdings BV and Quick Holdings BV and the associated interest accrued up to the date of the agreement on receipt of a €200,000 installment which was paid with the signing of the agreement. The second installment of €200,000 was paid to the Trustee on September 30th, 2013 and the third installment of €100,000 was paid in December 2013. The trustee returned the last 625,334 share certificates to the Company in December 2013.

6. INCOME TAXES

The Company has not recorded any federal income tax expense or benefit for the three months ended December 31, 2013 and 2012, mainly due to available net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.

7. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of December 31, 2013 or 2012.

The following reconciles the components of the earnings (loss) per share computation for the three months ended December 31:

	2013	2012
Basic and diluted loss per share computation
Numerator:
Net loss	$(874,745)	$(1,090,569)

Denominator:
Weighted average common shares outstanding	9,983,666	9,013,868

Basic and diluted loss per share:	$(0.09)	$(0.12)

8. GIGA MATRIX HOLDING

Giga Matrix provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $3,609 and $10,096 in losses on its equity investment during the three months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $580,791.

Table of Contents	-7-

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the three months ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss	$(7,364)	$(20,604)

9. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $874,745 for the three months ended December 31, 2013 and $1,090,569 for the three months ended December 31, 2012.  In addition, the Company has incurred substantial losses since its inception.

As of December 31, 2013, the Company had a working capital deficit of $2,476,002 as compared to its working capital deficit as of September 30, 2013 of $2,087,316.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  Management anticipates that additional financing through long-term borrowing and equity placements will be necessary in the future.  There can be no assurance that management's plan will be successful.

Table of Contents	-8-

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

The amended Alcohol and Catering Act took effect in The Netherlands as of January 1, 2013. After this date, Dutch law enforcement authorities could temporarily close the alcohol section of supermarkets when they are repeatedly caught selling alcohol to minors. It is expected that the enforcement of this change will generate a significant demand for Ageviewers.

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

Table of Contents	-9-

Subsequent to December 31, 2013, directors of the Company have concluded that it is in the best interest of the Company to create an Advisory Board with senior industry members. At the next Board meeting of the Company, this proposal should be approved and the Advisory Board formally established. Members of the Advisory Board will be disclosed in an 8K filing.

BALANCE SHEET COMPARISON AT DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

Assets: Total assets at December 31, 2013 decreased $201,658 or 3.7% to $5,186,575 compared to $5,388,233 at September 30, 2013.  This decrease is due primarily to the depreciation and amortization of fixed assets and intangible assets during the quarter ended December 31, 2013.

Liabilities: Current liabilities at December 31, 2013 increased $399,778 or 16.1% to $2,887,519 compared to $2,487,741 at September 30, 2013. This increase is due primarily to an increase in loans from related parties of $213,554, as well as an increase in accounts payable trade of $87,608, an increase in accrued liabilities – related parties of $92,128 related to both the accrued interest of a related party note and additional unpaid management fees. The increase in accounts payable trade is a consequence of the decrease in working capital.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

We had net loss of $874,745 for the three months ended December 31, 2013 as compared to net loss of $1,090,569 during the comparable period in 2012, a decrease of 19.8% or $215,824. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended December 31, 2013 were $30,677 as compared to revenues for the same period in 2012 of $205,336; a decrease of $174,659 or 85.1%.

2012 revenues were derived primarily from $199,175 of sales of a vending solution for airports and railway stations. No such sales occurred in the same period of 2013. Revenues for the three months ended December 31, 2013 consisted of primarily of revenue from support of installed units and additional work on existing kiosks.

COST OF SALES

Cost of sales for the three month period ended December 31, 2013 were $56,401 as compared to $163,024 for the same period of 2012; a decrease of 65.4% or $106,623. The decrease in cost of sales was primarly due to the decrease in vending solution hardware sales in 2013 as compared to 2012.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $252,507 or 35.3% to $462,878 during the three months ended December 31, 2013 as compared to $715,385 for the comparable period in 2012.  This decrease in selling, general and administrative expenses is primarily due to a reduction in the cost of outside professional services and management fees.

Table of Contents	-10-

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company had a working capital deficit of $2,476,002 as compared to its working capital deficit as of September 30, 2013 of $2,087,316.  This increase is due primarily to an increase in accounts payable trade of $87,608 and an increase in accrued liabilities of $92,128 associated to related parties as well as an increase in loans from related parties of $213,554 offset by a decrease in accounts payable related parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2013 the Company sold 814,894 shares of its common stock and promissory note packages to qualified investors based on the relative fair value of each with $349,440 allocated to the shares and $174,721 allocated to the promissory notes.

During the three months ended December 31, 2013, with a final payment of €100,000, the Company completed the repurchase of a total of 2,293,067 shares, representing 24.14% of the Company’s issued and outstanding shares, in the name of Hombergh Holdings BV and Quick Holdings BV, such that these shares were repurchased by the Company for a total of €500,000. The trustee has returned all share certificates to the Company and they are all to be retired.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	-11-

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During the first fiscal quarter of 2014, the Company continues its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013 the Company sold 814,894 shares of its common stock and promissory note packages to qualified investors based on the relative fair value of each with $349,440 allocated to the shares and $174,721 allocated to the promissory notes.

All shares were sold to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended.  There were no underwriters involved and no underwriting discounts or commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Officer, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

Table of Contents	-12-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

Teleconnect Inc.

Date: February 14, 2014	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: February 14, 2014	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

Table of Contents	-13-

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

Table of Contents	-14-