Form 10-Q
period 2014-03-31
Teleconnect Inc.
filed 2014-05-14
CIK 1101688

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: May 14, 2014: 9,912,140 shares of common stock, $.001 par value

TELECONNECT INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,961	$83,886
Accounts receivable – trade	26,171	36,373
Other receivables - related parties	222,076	155,929
Inventory, work in process (net of reserve for slow moving inventory of $213,629 and $186,851 at March 31, 2014 and September 30, 2013, respectively)	40,196	65,460
Prepaid taxes	24,020	25,528
Prepaid expenses	49,998	33,249

Total current assets	402,422	400,425

PROPERTY AND EQUIPMENT, NET	1,191,754	1,587,003

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	576,285	567,345
Investment in Giga Matrix Holdings B.V.	—	—
Goodwill	428,699	419,900
Patents and tradenames, net	2,262,240	2,413,530
Long-term notes receivable (net of allowance for bad debts of $580,331 and $568,420 at March 31, 2014 and September 30, 2013, respectively)	—	—

	$4,861,400	$5,388,233

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	March 31,	September 30,
	2014	2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$421,505	$239,644
Accounts payable - related parties	267,571	305,781
Accrued liabilities:
Related parties	665,534	474,819
Other	104,700	67,158
Deferred revenue	3,673	4,401
Notes payable	558,414	546,953
Loans from related parties (net of loan discount of $130,497 and $168,685 at March 31, 2014 and September 30, 2013, respectively)	1,395,904	848,985

Total current liabilities	3,417,301	2,487,741

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock; par value of $0.001, 500,000,000 shares authorized, 9,286,806 and 8,148,631 shares outstanding at March 31, 2014 and September 30, 2013, respectively, 776,012 ($350,548) and 1,724,627 ($746,695) shares subscribed and unissued at March 31, 2014 and September 30, 2013, respectively	10,063	9,873
Additional paid-in capital	46,663,014	46,451,208
Accumulated deficit	(42,317,537)	(40,637,258)
Accumulated other comprehensive loss	(2,911,441)	(2,923,331)

Total stockholders' equity	1,444,099	2,900,492

TOTAL LIABILITIES	$4,861,400	$5,388,233

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	For the three months ended		For the six months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$99,911	$79,171	$130,588	$284,507

COST OF SALES	111,093	85,321	167,494	248,345

GROSS (LOSS) INCOME	(11,182)	(6,150)	(36,906)	36,162

OPERATING EXPENSES:
Selling, general and administrative expenses	392,068	510,360	854,946	1,225,745
Depreciation and amortization	312,597	318,857	627,326	632,509

Total operating expenses	704,665	829,217	1,482,272	1,858,254

LOSS FROM OPERATIONS	(715,847)	(835,367)	(1,519,178)	(1,822,092)

OTHER INCOME (EXPENSES):
Loss on investment	(3,638)	(8,788)	(7,247)	(18,884)
Other (expense) income	(627)	(178)	(811)	(178)
Interest expense - related parties	(85,422)	(95,278)	(153,043)	(189,026)

LOSS BEFORE INCOME TAXES	(805,534)	(939,611)	(1,680,279)	(2,030,180)

(EXPENSE) BENEFIT FROM INCOME TAXES	—	—	—	—

NET LOSS	$(805,534)	$(939,611)	$(1,680,279)	$(2,030,180)

BASIC AND DILUTED LOSS PER SHARE:	$(0.08)	$(0.10)	$(0.17)	$(0.22)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	10,062,818	9,334,923	10,022,807	9,172,631

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(805,534)	$(939,611)	$(1,680,279)	$(2,030,180)
Foreign currency translation adjustment	(74,833)	241,170	18,015	94,429
Tax effect on currency translation	25,460	(81,998)	(6,125)	(32,106)

COMPREHENSIVE LOSS	$(857,907)	$(780,439)	$(1,668,389)	$(1,967,857)

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31,

	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,680,279)	$(2,030,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627,326	632,509
Loan discount amortization	123,447	—
Stock-based compensation	—	17,638
Inventory allowance	22,638	21,918
Loss on disposal of fixed assets	442	—
Loss on investment	7,247	18,884
Change in operating assets and liabilities:
Accounts receivable - trade	10,964	(12,606)
Accounts receivable - other	(62,879)	—
Inventory	3,998	101,507
Prepaid expenses	(16,052)	(19,539)
Prepaid taxes	2,043	(10,353)
Accounts payable	132,222	(24,020)
Accrued liabilities and income taxes payable	216,900	425,305
Deferred revenue	(15)	(42,857)

Net cash used in operating activities	(611,998)	(921,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Giga Matrix	(4,298)	(1,781)
Purchase of patents	(16,276)	(49,990)
Purchase of property and equipment	—	(11,933)
Proceeds from disposal of equipment	17,174	—

Net cash used in investing activities	(3,400)	(63,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	349,441	991,353
Repurchase and cancellation of stock	(137,446)	—
Loan proceeds	—	32,013
Loan proceeds from related parties	402,223	12,806

Net cash provided by financing activities	614,218	1,036,172

EFFECT OF EXCHANGE RATE	(42,745)	6,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,925)	56,714

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,886	38,067

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,961	$94,781

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

 TELECONNECT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

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

2. LOANS FROM RELATED PARTIES

During the six months ended March 31, 2014 the Company sold promissory notes with a face value of $262,081 (€191,500) and 814,894 shares of its common stock together as a package to qualified investors for $524,161 (€383,000). An outstanding loan €28,000 to related party was applied to the purchase of these stock and note packages. The purchase price was allocated to the notes and stock based on the relative fair value of each with $349,441 allocated to the shares and $174,721 allocated to the promissory notes, therefore a discount on the notes of $87,360 was recorded and is being amortized over 1 year.

Loan discount amortization of $68,154 and $123,447 is included in interest expense for the three and six months ended March, 31, 2014, respectively. The promissory notes bear 6% interest and are due when the Company has positive cash flow from operations.

During the six months ended March 31, 2014 the Company issued promissory notes of $227,502 which are due in one year and bear 8% interest. If the notes are not paid at the due date, the principal plus accrued interest will convert to shares of Company common stock at the rate of €0.30 ($0.41) per share.

The weighted average interest rate of the loans from related parties for the six months ended March 31, 2014 was 4.89%.

3. NOTE PAYABLE

As of March 31, 2014 and September 30, 2013 the Company has three short-term bridge loans totaling $558,414 and $546,953, respectively, from potential investors. The notes bear interest between 0% and 8% per year and are due on demand.

Table of Contents	5

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

5. EQUITY TRANSACTIONS

During the six months ended March 31, 2014 the Company issued 814,894 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 2). The purchase price was allocated to the notes and stock based on the relative fair value of each with $349,440 allocated to the shares and $174,721 allocated to the promissory notes.

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

6. INCOME TAXES

The Company has not recorded any federal income tax expense or benefit for the three and six months ended March 31, 2014 and 2013, mainly due to available net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.

7. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of March 31, 2014 or 2013.

The following reconciles the components of the earnings (loss) per share computation for the three months ended March 31:

	2014	2013
Basic and diluted loss per share computation
Numerator:
Net loss	$(805,534)	$(939,611)

Denominator:
Weighted average common shares outstanding	10,062,818	9,334,923

Basic and diluted loss per share:	$(0.08)	$(0.10)

Table of Contents	6

The following reconciles the components of the earnings (loss) per share computation for the six months ended March 31:

	2014	2013
Basic and diluted loss per share computation
Numerator:
Net loss	$(1,680,279)	$(2,030,180)

Denominator:
Weighted average common shares outstanding	10,022,807	9,172,631

Basic and diluted loss per share:	$(0.17)	$(0.22)

8. GIGA MATRIX HOLDING

Giga Matrix provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $3,638 and $8,788 in losses on its equity investment during the three months ended March 31, 2014 and 2013, respectively and $7,247 and $18,884 during the six months ended March 31, 2014 and 2013, Respectively.  As of March 31, 2014, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $576,285.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the six months ended March 31, 2014 and 2013 are as follows:

	2014	2013
	(Unaudited)	(Unaudited)
Net loss	$(14,789)	$(38,539)

9. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,680,279 for the six months ended March 31, 2014 and $2,030,180 for the six months ended March 31, 2013.  In addition, the Company has incurred substantial losses since its inception.

As of March 31, 2014, the Company had a working capital deficit of $3,014,879 as compared to its working capital deficit as of September 30, 2013 of $2,087,316.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  Management anticipates that additional financing through long-term borrowing and equity placements will be necessary in the future.  There can be no assurance that management's plan will be successful.

Table of Contents	7

10. SUBSEQUENT EVENTS

Subsequent to March 31, 2014 the Company received $144,744 (€105,000) for 350,000 shares of the Company’s common stock.

Table of Contents	8

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

The amended Alcohol and Catering Act took effect in The Netherlands as of January 1, 2013. After this date, Dutch law enforcement authorities could temporarily close the alcohol section of supermarkets when they are repeatedly caught selling alcohol to minors. It was expected that the enforcement of this change would generate a significant demand for Ageviewers. Political resistance, however, has delayed the enforcement of the Act. With public awareness increasing, it is expected that the retail outlet demand for Ageviewers will commence shortly.

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

Table of Contents	9

During the three month period ended on March 31, 2014, directors of the Company concluded that it is in the best interest of the Company to create an Advisory Board with senior industry members. At the Annual Board meeting of the Company held on March 27, 2014, this subject was mentioned though no vote was taken. After members of the Advisory Board are selected, the Company will file an 8K disclosing the newly appointed members of the Advisory Board.

BALANCE SHEET COMPARISON AT MARCH 31, 2014 AND SEPTEMBER 30, 2013

Assets: Total assets at March 31, 2014 decreased $526,833 or 9.8% to $4,861,400 compared to $5,388,233 at September 30, 2013.  This decrease is due primarily to the depreciation and amortization of fixed assets and intangible assets during the six months ended March 31, 2014.

Liabilities: Current liabilities at March 31, 2014 increased $929,560 or 37.4% to $3,417,301 compared to $2,487,741 at September 30, 2013. This increase is due primarily to an increase in accounts payable trade of $181,861, an increase in accrued liabilities to related parties of $190,715 related to both the accrued interest of related party notes and additional unpaid management fees, increase in other accrued liabilities of $37,542 and loans from related parties of $546,919. The increase in accounts payable trade is a consequence of the decrease in working capital.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

We had net loss of $805,534 for the three months ended March 31, 2014 as compared to net loss of $939,611 during the comparable period in 2013, a decrease of 14.2% or $134,077. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended March 31, 2014 were $99,911 as compared to revenues for the same period in 2013 of $79,171; an increase of $20,740 or 26.2%.

Current revenues were derived from sales of kiosk equipment. The breakdown of revenues for the three months ended March 31, 2014 consists of revenues of $97,288 from sale of kiosk equipment, $655 from age verification, $983 from narrowcasting, and $985 from miscellaneous. The breakdown of revenues for the three months ended March 31, 2013 consists of revenues of $63,426 from sale of vending machines, $1,335 from age verification, $4,465 from narrowcasting, and $9,945 from miscellaneous.

COST OF SALES

Cost of sales for the three month period ended March 31, 2014 was $111,093 as compared to $85,321 for the same period of 2013; an increase of 30.2% or $25,772. During three month period ended March 31, 2014, the breakdown of costs of sales consists of telecommunications costs of $12,316, vending machine costs of $74,322, kiosk support costs of $13,139 and inventory write-downs of $11,316. The breakdown of 2013 costs consisted of telecommunications costs of $13,573, kiosk costs of $50,525, kiosk support costs of $4,033, inventory write-downs of $11,035 and other miscellaneous costs of $6,155.

During three month periods ended March 31, 2014 and 2013, the cost of sales included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $118,292 or 23.2% to $392,068 during the three months ended March 31, 2014 as compared to $510,360 for the comparable period in 2013.  This decrease in selling, general and administrative expenses is primarily due to a decrease in the cost of outside professional services and management fees.

Table of Contents	10

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

We had net loss of $1,680,279 for the six months ended March 31, 2014 as compared to net loss of $2,030,180 during the comparable period in 2013, a decrease of 17.2% or $349,901. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the six months ended March 31, 2014 were $130,588 as compared to revenues for the same period in 2013 of $284,507; a decrease of $153,919 or 54.1%.

Current revenues were derived from sales of kiosk equipment. The breakdown of revenues for the six months ended March 31, 2014 consists of revenues of $127,411 from the sale of kiosk equipment, $655 from age verification, $983 from narrowcasting, and $1,539 from miscellaneous. The breakdown of revenues for the six months ended March 31, 2013 consists of revenues of $267,456 from the sale of vending machines, $1,335 from age verification, $4,610 from narrowcasting, and $11,106 from miscellaneous.

COST OF SALES

Cost of sales for the six month period ended March 31, 2014 were $167,494 as compared to $248,345 for the same period of 2013; a decrease of 32.6% or $80,851. The breakdown of 2014 costs consisted of telecommunications costs of $24,566, kiosk costs of $103,767, kiosk support costs of $16,523 and inventory write-downs of $22,638. During six month period ended March 31, 2013, the breakdown of costs of sales consists of telecommunications costs of $27,207, vending machine costs of $186,130, kiosk support costs of $6,710, inventory write-downs of $21,919 and other miscellaneous costs of $6,379.

During the six month period ended March 31, 2014, the cost of sales also included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $370,799 or 30.3% to $854,946 during the six months ended March 31, 2014 as compared to $1,225,745 for the comparable period in 2013.  This difference is due to less reliance on professional services and management fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014 and September 30, 2013, Teleconnect Inc. had negative working capital of approximately $3,014,879 and $2,087,316, respectively.  This decrease of working capital, $927,563 or 44.4%, is primarily a result of the increase in total current liabilities of $929,560 as detailed previously.

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

Table of Contents	11

The Company intends to look for additional equity funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of debt and for working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended March 31, 2014 the Company issued 814,894 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 2).

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the six months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	12

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During the six month period ended March 31, 2014, the Company continued its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2014 the Company issued 814,894 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 2).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

Table of Contents	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 2014, at a validly called annual meeting of the stockholders of the Company, where there were present 94.59% (or 9,417,988) of the total outstanding voting shares of Common Stock. The matters submitted to a vote of the common stockholders at the meeting and the voting results therefore are as follows:

Proposal 1: Election of Directors

To elect directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

Name of Nominee	For	Against	Abstain	Broker Non-Votes
Dirk Benschop	9,417,988	0	0	0
Gustavo Gomez	9,417,988	0	0	0
Les Pettitt	9,417,988	0	0	0
Jan M. Hovers	9,417,988	0	0	0
Ralph Kröner	9,417,988	0	0	0

Proposal 2: Ratify the appointment of independent auditors

To ratify the appointment of Coulter & Justus, P.C. as the independent auditors of Teleconnect Inc. for the fiscal year ending September 30, 2014.

For	Against	Abstain	Broker Non-Votes
9,417,988	0	0	0

Proposal 3: Non-binding approval of executive compensation

To obtain non-binding advisory approval of the compensation paid to Teleconnect’s executive officers.

For	Against	Abstain	Broker Non-Votes
9,417,988	0	0	0

Proposal 4: To obtain a non-binding advisory vote on the frequency of future votes regarding executive compensation.

Nº of years	For	Against	Abstain	Broker Non-Votes
1	106,383	9,311,605	0	0
2	9,311,605	106,383	0	0
3	0	9,417,988	0	0

Based on the results of the voting in relation to Proposal 4 regarding the frequency of future votes on the compensation of executives, the Board has decided to include a non-binding advisory shareholder vote on the compensation of executives in its proxy materials each 2 year period.

Table of Contents	14

Proposal 5: Ratification of the Board of Directors’ actions and decisions since the last shareholder meeting.

For	Against	Abstain	Broker Non-Votes
9,417,988	0	0	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Officer, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

Teleconnect Inc.

Date: May 14, 2014	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: May 14, 2014	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

Table of Contents	16

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

Table of Contents	17