Form 10-Q
period 2014-06-30
Teleconnect Inc.
filed 2014-08-14
CIK 1101688

 United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

Table of Contents	1

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: Aug 14, 2014: 10,525,433 shares of common stock, $.001 par value.

Table of Contents	2

TELECONNECT INC.

Table of Contents	3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Table of Contents	4

TELECONNECT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,160	$83,886
Accounts receivable – trade	19,666	36,373
Other receivables – related parties	233,640	155,929
Inventory, work in process (net of reserve for slow moving inventory of $222,897 and $186,851 at June 30, 2014 and September 30, 2013, respectively)	28,534	65,460
Prepaid taxes	16,453	25,528
Prepaid expenses	44,368	33,249
Total current assets	368,821	400,425

PROPERTY AND EQUIPMENT, NET	980,764	1,587,033

OTHER ASSETS:
Due from Giga Matrix Holding, B.V.	569,802	567,345
Investment in Giga Matrix Holdings B.V.	—	—
Goodwill	424,657	419,900
Patents and tradenames, net	2,132,668	2,413,530
Long-term notes receivable (net of allowance for bad debts of $574,860 and $568,420 at June 30, 2014 and September 30, 2013, respectively)	—	—
	$4,476,712	$5,388,233
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$285,353	$239,644
Accounts payable – related parties	245,677	305,781
Accrued liabilities:
Related parties	744,463	474,819
Other	94,688	67,158
Deferred revenue	9,557	4,401
Notes payable	553,149	546,953
Loans from related parties (net of loan discount of $61,385 and $168,685 at June 30, 2014 and September 30, 2013, respectively)	1,279,899	848,985
Total current liabilities	3,212,786	2,487,741

STOCKHOLDERS' DEFICIT:
Preferred stock; par value of $0.001, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock; par value of $0.001, 500,000,000 shares authorized, 9,900,099 and 8,148,631 shares outstanding at June 30, 2014 and September 30, 2013, respectively, 1,649,675 ($710,483) and 1,724,627 ($746,695) shares subscribed and unissued at June 30, 2014 and September 30, 2013, respectively	11,550	9,873
Additional paid-in capital	47,273,659	46,451,208
Accumulated deficit	(43,085,580)	(40,637,258)
Accumulated other comprehensive loss	(2,935,703)	(2,923,331)
Total stockholders' equity	1,263,926	2,900,492
TOTAL LIABILITIES	$4,476,712	$5,388,233

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$9,674	$30,670	$140,262	$315,177

COST OF SALES	33,959	57,225	201,453	305,570

GROSS (LOSS) INCOME	(24,285)	(26,555)	(61,191)	9,607

OPERATING EXPENSES:
Selling, general and administrative expenses	348,825	457,266	1,203,771	1,683,011
Depreciation and amortization	305,276	315,711	932,602	948,220

Total operating expenses	654,101	772,977	2,136,373	2,631,231

LOSS FROM OPERATIONS	(678,386)	(799,532)	(2,197,564)	(2,621,624)

OTHER INCOME (EXPENSES):
Loss on investment	(2,947)	(8,201)	(10,194)	(27,085)
Other (expense) income	(580)	—	(1,391)	(178)
Interest expense - related parties	(86,130)	(98,746)	(239,173)	(287,772)

LOSS BEFORE INCOME TAXES	(768,043)	(906,479)	(2,448,322)	(2,936,659)

(EXPENSE) BENEFIT FROM INCOME TAXES	—	—	—	—

NET LOSS	$(768,043)	$(906,479)	$(2,448,322)	$(2,936,659)

BASIC AND DILUTED LOSS PER SHARE:	$(0.07)	$(0.10)	$(0.24)	$(0.32)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	10,920,741	9,467,282	10,322,117	9,270,849

THE COMPONENTS OF COMPREHENSIVE LOSS:
Net loss	$(768,043)	$(906,479)	$(2,448,322)	$(2,936,659)
Foreign currency translation adjustment	(36,760)	(176,656)	(18,745)	(82,227)
Tax effect on currency translation	12,498	60,063	6,373	27,957

COMPREHENSIVE LOSS	$(792,305)	$(1,023,072)	$(2,460,694)	$(2,990,929)

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

TELECONNECT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,448,322)	$(2,936,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	932,602	948,220
Loan discount amortization	191,235	3,702
Stock-based compensation	—	56,038
Inventory allowance	33,882	32,840
Loss on sale and disposal of fixed assets	1,611	—
Loss on equity investment	10,194	27,085
Change in operating assets and liabilities:
Accounts receivable - trade	17,119	15,366
Accounts receivable - other	(75,944)	—
Inventory	3,786	104,173
Prepaid expenses	(10,742)	5,792
Prepaid taxes	9,364	1,182
Accounts payable	(20,574)	(52,910)
Accrued liabilities and income taxes payable	297,023	532,871
Deferred revenue	5,869	(34,763)

Net cash used in operating activities	(1,052,897)	(1,297,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Giga Matrix	(6,223)	(6,000)
Purchase of patents	(17,806)	(46,422)
Purchase of property and equipment	—	(4,644)
Proceeds from disposal of equipment	14,311	—

Net cash used in investing activities	(9,718)	(57,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	787,123	1,312,602
Repurchase and cancellation of stock	(137,446)	—
Loan proceeds	—	32,700
Loan proceeds from related parties	402,223	89,397

Net cash provided by financing activities	1,051,900	1,434,681

EFFECT OF EXCHANGE RATE	(47,011)	(3,135)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,726)	77,417
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,886	38,067
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,160	$115,484

The accompanying notes are an integral part of these financial statements.

Table of Contents	7

TELECONNECT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Teleconnect Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. For public entities this new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company has not yet made a determination been made as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

2. LOANS FROM RELATED PARTIES

During the nine months ended June 30, 2014 the Company sold promissory notes with a face value of $262,081 (€191,500) and 814,894 shares of its common stock together as a package to qualified investors for $524,161 (€383,000). An outstanding loan €28,000 to related party was applied to the purchase of these stock and note packages. The purchase price was allocated to the notes and stock based on the relative fair value of each with $349,441 allocated to the shares and $174,721 allocated to the promissory notes, therefore a discount on the notes of $87,360 was recorded and is being amortized over 1 year.

Loan discount amortization of $67,788 and $191,235 is included in interest expense for the three and nine months ended June, 30, 2014, respectively. The promissory notes bear 6% interest and are due when the Company has positive cash flow from operations.

Table of Contents	8

During the nine months ended June 30, 2014 the Company issued promissory notes of $227,502 which are due in one year and bear 8% interest. If the notes are not paid at the due date, the principal plus accrued interest will convert to shares of Company common stock at the rate of €0.30 ($0.41) per share. During the three months ended June 30, 2014 notes in the amount of $171,438 (€125,000) and accrued interest of $3,033 (€2,214) were converted into 424,045 shares of the Company’s common stock.

The weighted average interest rate of the loans from related parties for the nine months ended June 30, 2014 was 4.91%.

3. NOTE PAYABLE

As of June 30, 2014 and September 30, 2013 the Company has three short-term bridge loans totaling $553,149 and $546,953, respectively, from potential investors. The notes bear interest between 0% and 8% per year and are due on demand.

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

5. EQUITY TRANSACTIONS

During the nine months ended June 30, 2014 the Company issued 814,894 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 2). The purchase price was allocated to the notes and stock based on the relative fair value of each with $349,440 allocated to the shares and $174,721 allocated to the promissory notes.

During the nine months ended June 30, 2014 the company sold 1,062,911 shares of its common stock for $437,682.

During the nine months ended June 30, 2014 notes in the amount of $171,438 (€125,000) and accrued interest of $3,033 (€2,214) were converted into 424,045 shares of the Company’s common stock (See Note 2).

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

6. INCOME TAXES

The Company has not recorded any federal income tax expense or benefit for the three and nine months ended June 30, 2014 and 2013, mainly due to available net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.

Table of Contents	9

7. LOSS PER SHARE

Basic loss per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. There were no stock options outstanding as of June 30, 2014 or 2013.

The following reconciles the components of the earnings (loss) per share computation for the three months ended June 30:

	2014	2013

Basic and diluted loss per share computation
Numerator:
Net loss	$(768,043)	$(906,479)

Denominator:
Weighted average common shares outstanding	10,920,741	9,467,282

Basic and diluted loss per share:	$(0.07)	$(0.10)

The following reconciles the components of the earnings (loss) per share computation for the nine months ended June 30:

	2014	2013

Basic and diluted loss per share computation
Numerator:
Net loss	$(2,448,322)	$(2,936,659)

Denominator:
Weighted average common shares outstanding	10,322,117	9,270,849

Basic and diluted loss per share:	$(0.24)	$(0.32)

8. GIGA MATRIX HOLDING

Giga Matrix provides performance of market surveys and the broadcasting of in-store commercial messages using the age validation equipment between age checks. The Company accounts for its investment in Giga Matrix Holding, BV (“Giga”), including amounts due from Giga, under the equity method.  Pursuant to accounting guidance the Company has combined its investment in Giga and amounts due from Giga for purposes of determining the amount of losses to be recognized under the equity method; accordingly, the Company recognized $2,947 and $8,201 in losses on its equity investment during the three months ended June 30, 2014 and 2013, respectively and $10,194 and $27,085 during the nine months ended June 30, 2014 and 2013, Respectively.  As of June 30, 2014, the Company’s maximum exposure to further losses is limited to the amount due from Giga of $569,802.

The Company has analyzed its investment in Giga and determined that, while Giga is a variable interest entity the Company is not the primary beneficiary due to the fact that the Company has no further financial obligations to support Giga, and therefore it is not required to be consolidated.

Results of operations of Giga for the nine months ended June 30, 2014 and 2013 are as follows:

	2014	2013
	(Unaudited)	(Unaudited)

Net loss	$(20,805)	$(55,277)

Table of Contents	10

9. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $2,448,322 for the nine months ended June 30, 2014 and $2,936,659 for the nine months ended June 30, 2013.  In addition, the Company has incurred substantial losses since its inception.

As of June 30, 2014, the Company had a working capital deficit of $2,843,965 as compared to its working capital deficit as of September 30, 2013 of $2,087,316.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  Management anticipates that additional financing through long-term borrowing and equity placements will be necessary in the future.  There can be no assurance that management's plan will be successful.

10. SUBSEQUENT EVENTS

Subsequent to June 30, 2014 the Company received €227,170 ($310,269) for 824,406 shares of the Company’s common stock.

Table of Contents	11

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

Table of Contents	12

 BALANCE SHEET COMPARISON AT JUNE 30, 2014 AND SEPTEMBER 30, 2013

Assets: Total assets at June 30, 2014 decreased $911,521 or 16.9% to $4,476,712 compared to $5,388,233 at September 30, 2013.  This decrease is due primarily to the depreciation and amortization of fixed assets and intangible assets during the nine months ended June 30, 2014.

Liabilities: Current liabilities at June 30, 2014 increased $725,045 or 29.1% to $3,212,786 compared to $2,487,741 at September 30, 2013. This increase is due primarily to an increase in accrued liabilities to related parties of $269,644 related to both the accrued interest of related party notes and additional unpaid management fees, and an increase in loans from related parties of $430,914.

OPERATIONS COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

We had net loss of $768,043 for the three months ended June 30, 2014 as compared to a net loss of $906,479 during the comparable period in 2013, a decrease of 15.3% or $138,436. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended June 30, 2014 were $9,674 as compared to revenues for the same period in 2013 of $30,670; a decrease of $20,996 or 68.5%.

Current revenues were derived from sales of kiosk equipment. The breakdown of revenues for the three months ended June 30, 2014 consists of revenues of $9,186 from sale of kiosk equipment, $326 from narrowcasting, and $162 from miscellaneous. The breakdown of revenues for the three months ended June 30, 2013 consists of revenues of $21,186 from sale of vending machines, $3,349 from Samsonite sales, $4,634 from Clarity sales, and $1,501 from miscellaneous.

COST OF SALES

Cost of sales for the three month period ended June 30, 2014 was $33,959 as compared to $57,225 for the same period of 2013; a decrease of 40.7% or $23,266. During the three month period ended June 30, 2014, the breakdown of costs of sales consists of telecommunications costs of $11,788, vending machine costs of $9,100, kiosk support costs of $1,827 and inventory write-downs of $11,244. The breakdown of 2013 costs consisted of telecommunications costs of $12,583, kiosk costs of $32,413, kiosk support costs of $449, inventory write-downs of $10,921 and other miscellaneous costs of $859.

During three months ended June 30, 2014 and 2013, the cost of sales included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $108,441 or 23.7% to $348,825 during the three months ended June 30, 2014 as compared to $457,266 for the comparable period in 2013.  This decrease in selling, general and administrative expenses is primarily due to a decrease in the cost of outside professional services and management fees.

OPERATIONS COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

We had net loss of $2,448,322 for the nine months ended June 30, 2014 as compared to net loss of $2,936,659 during the comparable period in 2013, a decrease of 16.6% or $488,337. A comparison of revenues and expenses for the two periods is as follows:

Table of Contents	13

REVENUES

Revenues for the nine months ended June 30, 2014 were $140,262 as compared to revenues for the same period in 2013 of $315,177; a decrease of $174,915 or 55.5%.

Current revenues were derived from sales of kiosk equipment. The breakdown of revenues for the nine months ended June 30, 2014 consists of revenues of $136,597 from the sale of kiosk equipment, $655 from age verification, $1,309 from narrowcasting, and $1,701 from miscellaneous. The breakdown of revenues for the nine months ended June 30, 2013 consists of revenues of $296,625 from the sale of vending machines, $1,334 from age verification, $4,607 from narrowcasting, $638 from photoprint services and $11,973 from miscellaneous.

COST OF SALES

Cost of sales for the nine month period ended June 30, 2014 were $201,453 as compared to $305,570 for the same period of 2013; a decrease of 34.1% or $104,117. The breakdown of 2014 costs consisted of telecommunications costs of $36,354, kiosk costs of $112,867, kiosk support costs of $18,350 and inventory write-downs of $33,882. During nine month period ended June 30, 2013, the breakdown of costs of sales consists of telecommunications costs of $39,790, vending machine costs of $218,543, kiosk support costs of $7,159, inventory write-downs of $32,840, photoprint costs of $226 and other miscellaneous costs of $7,012.

During the nine month period ended June 30, 2014, the cost of sales also included costs derived from maintaining the contracts in relation to its age-validation business which provide the Company with the technical acceptance, market exposure and credibility required upon which to base the service offering. The allocation of such costs are in line with the Company’s strategic plan. These expenditures have been efficient in achieving the results to date in the area of technical adaptation to market requirements, market exposure and user acceptance. The Company expects its costs of sales to increase in line with the installations of Ageviewers in supermarkets under the new commercial conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have decreased by $479,240 or 28.5% to $1,203,771 during the nine months ended June 30, 2014 as compared to $1,683,011 for the comparable period in 2013.  This difference is due to a decrease in the cost of professional services and management fees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014 and September 30, 2013, Teleconnect Inc. had a working capital deficit of approximately $2,843,965 and $2,087,316, respectively.  This decrease of working capital, $756,649 or 36.2%, is primarily a result of the increase in total current liabilities of $725,045 as detailed previously.

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

Table of Contents	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended June 30, 2014 the Company issued 814,894 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 2). The purchase price was allocated to the notes and stock based on the relative fair value of each with $349,440 allocated to the shares and $174,721 allocated to the promissory notes.

During the nine months ended June 30, 2014 the company sold 1,062,911 shares of its common stock for $437,682.

During the nine months ended June 30, 2014 notes in the amount of $171,438 (€125,000) and accrued interest of $3,033 (€2,214) were converted into 424,045 shares of the Company’s common stock (See Note 2).

On July 31, 2013 the Company entered into an agreement with the Trustee of 2,293,067 shares, representing 24.14% of the Company’s issued and outstanding shares, in the name of Hombergh Holdings BV and Quick Holdings BV, such that these shares were to be repurchased by the Company for a total of €500,000. The trustee returned the last 625,334 share certificates to the Company in December 2013.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the nine months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	15

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its operations, the Company, has been named in legal actions seeking monetary damages. During the nine month period ended June 30, 2014, the Company continued its legal actions in The Netherlands against parties which owe money to the Company. In one of these cases, relating to the Company’s past telecommunications business, a party filed during fiscal 2010, in defense, a counterclaim against the Company. There have been no new developments in this area. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2014 the Company issued 814,894 shares of its common stock in relation to the sale of common stock and promissory note packages to qualified investors (See Note 2).

During the nine months ended June 30, 2014 the company sold 1,062,911 shares of its common stock for $437,682.

During the nine months ended June 30, 2014 notes in the amount of $171,438 (€125,000) and accrued interest of $3,033 (€2,214) were converted into 424,025 shares of the Company’s common stock (See Note 2).

On July 31, 2013 the Company entered into an agreement with the Trustee of 2,293,067 shares, representing 24.14% of the Company’s issued and outstanding shares, in the name of Hombergh Holdings BV and Quick Holdings BV, such that these shares were to be repurchased by the Company for a total of €500,000. The trustee returned the last 625,334 share certificates to the Company in December 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Officer, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECONNECT INC.

Teleconnect Inc.

Date: August 14, 2014	By:	/s/ Dirk L. Benschop
Dirk L. Benschop
Director, Chief Executive Officer, President and Treasurer

Teleconnect Inc.

Date: August 14, 2014	By:	/s/ Leslie G. Pettitt
Leslie G. Pettitt
Director, Chief Financial Officer and principal accounting officer

Table of Contents	17

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Dirk L. Benschop, Director, Chief Executive Office, President, Treasurer
31.2	Certification of Leslie G. Pettitt, Director, Chief Financial Officer and principal accounting officer
32.1	Certification of Dirk L. Benschop and Leslie G. Pettitt

Table of Contents	18